Form 10QSB
period 2000-04-30
RADIANT ENERGY CORP
filed 2000-06-13
CIK 1107415

ACCESSION NUMBER:
CONFIRMED SUBMISSION TYPE:          10QSB
PUBLIC DOCUMENT COUNT:
CONFORMED PERIOD OF REPORT:         20000403
FILED AS OF:

FILER:

COMPANY DATA:
         COMPANY CONFORMED NAME:            RADIANT ENERGY CORPORATION
         CENTRAL INDEX KEY:                 0001107415
         STANDARD INDUSTRIAL CLASSIFCATION: 87-33
         IRS NUMBER:                        898128590 (CANADA)
         STATE OF INCORPORATION:            ONTARIO, CANADA
         FISCAL YEAR END:                   1031

FILING VALUES:
         FORM TYPE:          10QSB
         SEC ACT:
         SEC FILE NUMBER:    000-29663

BUSINESS ADDRESS:
         STREET 1:           40 CENTRE DRIVE
         CITY:               ORCHARD PARK
         STATE:              NY
         ZIP:                14127
         BUSINESS PHONE:     7166620022

MAIL ADDRESS:
         STREET 1:           40 CENTRE DRIVE
         CITY:               ORCHARD PARK
         STATE:              NY
         ZIP:                14127

FORMER COMPANY:
         AMALGAMATION:       NORTHERN ATLAS INC.
         AMALGAMATION DATE:  19960221

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                    [x] QUARTERLY REPORT UNDER SECTION 13 OR
                 15 (D) OF THE SECURITTIES EXCHANGE ACT OF 1934

                      FOR THE PERIOD ENDED: APRIL 30, 2000
                          COMMISSION FILE NO: 000-29663

                           RADIANT ENERGY CORPORATION
       (EXACT NAME OF SMALL BUISINESS ISSUER AS SPECIFIED IN ITS CHARTER)

                                     CANADA
                 (STATE OR OTHER JURISDICTION OF INCORPORATION)

                                       N\A

                      (IRS EMPLOYER IDENTIFICATION NUMBER)

                     40 CENTRE DRIVE, ORCHARD PARK, NY 14127
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                  (716)662-0022

                           (ISSUER'S TELEPHONE NUMBER)
              STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE
                  ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE
                     (LATEST PRACTICABLE DATE) MAY 16, 2000

                         VOTING COMMON STOCK: 13,472,401

      TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT: (CHECK ONE):YES_;NO X

PART 1- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL INFORMATION

RADIANT ENERGY CORPORATION AND SUBSIDIARY
CONSOLIDATED CONDENSED BALANCE SHEETS- UNAUDITED

APRIL 30, 2000 AND OCTOBER 31, 1999


                                                     APRIL 30,           OCTOBER 31,
                                                      2000               1999
ASSETS

Current

Cash and term deposits                                2,856,402           1,981,232
Accounts receivable                                      35,176                   -
Inventory                                                13,912              13,912
Deposits and prepaid expenses                            24,412           1,203,316
------------------------------------------------------------------------------------
Total current assets                                  2,929,902           3,198,460
Deferred charges                                         22,934              67,809
Patents                                                 342,587             357,634
Capital                                                 595,603             663,336
------------------------------------------------------------------------------------
                                                      3,981,026           4,287,239
------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS EQUITY
Current

Accounts payable and accrued liabilities                619,653             815,021
Current portion of long-term debt                        68,800              68,484
------------------------------------------------------------------------------------
Total current liabilities                               688,453             883,505
------------------------------------------------------------------------------------
Deferred income taxes                                     4,402               4,402
Long-term debt                                          340,967             871,808
Shareholders' equity
Share capital                                        10,034,957           8,721,039
Cumulative comprehensive income                           5,380               5,380
Deficit                                              (7,183,133)         (6,198,895)
------------------------------------------------------------------------------------
Total shareholders' equity                            2,857,204           2,527,524
------------------------------------------------------------------------------------
                                                      3,891,026           4,287,239
------------------------------------------------------------------------------------

RADIANT ENERGY CORPORATION AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS - UNAUDITED

SIX MONTHS ENDED APRIL 30, 2000 AND 1999

                                                     APRIL 30,           APRIL 30,
                                                     2001                1999
REVENUE

Sales                                                3,428,117                  350
Operating expenses, exclusive of
   depreciation and amortization shown separately    3,139,668                2,439
Gross margin                                           288,449               (2,089)
Interest income                                         66,298                    -
------------------------------------------------------------------------------------
                                                       354,747               (2,089)
------------------------------------------------------------------------------------

EXPENSES

Marketing                                              419,997              154,348
General and administrative                             645,134              258,298
Research and product development                       152,859               82,414
Depreciation and amortization                          116,260              109,806
Interest                                                 4,735               15,846
------------------------------------------------------------------------------------
                                                     1,338,985              620,712
------------------------------------------------------------------------------------
Loss for the period                                   (984,238)            (622,801)
------------------------------------------------------------------------------------

Basic loss per common share                              (0.08)               (0.08)
------------------------------------------------------------------------------------

Weighted average number of shares                   12,692,351            8,161,066
------------------------------------------------------------------------------------

RADIANT ENERGY CORPORATION AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS - UNAUDITED

THREE MONTHS ENDED APRIL 30, 2000 AND 1999

                                                     APRIL 30,           APRIL 30,
                                                     2002                1999
REVENUE

Sales                                                   21,857                  350
Operating expenses, exclusive of
   depreciation and amortization shown separately      272,297                2,439
Gross margin                                          (250,440)              (2,089)
Interest income                                         45,422                    -
------------------------------------------------------------------------------------
                                                       354,747               (2,089)
------------------------------------------------------------------------------------


EXPENSES

Marketing                                              269,828              112,258
General and administrative                             366,353              151,332
Research and product development                       104,539               42,550
Depreciation and amortization                           50,190               55,028
Interest                                                (6,310)               9,871
------------------------------------------------------------------------------------
                                                       784,600              371,039
------------------------------------------------------------------------------------
Loss for the period                                   (989,618)            (373,128)
---------------------------------------------------------------------------------------

Basic loss per common share                              (0.08)               (0.05)
------------------------------------------------------------------------------------

Weighted average number of shares                   13,193,761            8,177,126
------------------------------------------------------------------------------------

RADIANT ENERGY CORPORATION AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW - UNAUDITED

SIX MONTHS ENDED APRIL 30, 2000 AND 1999

                                                           APRIL 30,           APRIL 30,
                                                           2000                1999
OPERATING ACTIVITIES
Loss for the period                                         (984,238)           (622,801)
Add items not affecting cash
   Depreciation and amortization                             116,260             113,800
   Deferred taxes                                                  -               7,902
-----------------------------------------------------------------------------------------
                                                            (867,978)           (501,099)
Net change in non- cash working capital items relating to
   Operational activities                                    948,360             188,442

Cash provided by (used in) operating activities               80,382            (312,657)
-----------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Purchase of fixed assets                                     (28,034)            (15,443)
-----------------------------------------------------------------------------------------
Cash used in investing activities                            (28,034)            (15,443)
-----------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Issuance (repayment) of long-term debt                      (530,525)            276,876
Decrease in deferred charges                                  39,429                   -
Issuance of common shares                                  1,313,198             119,218
-----------------------------------------------------------------------------------------
Cash provided by financing activities                        822,822             396,094
-----------------------------------------------------------------------------------------

Effect of exchange rate changes on cash and equivalents            -             (52,175)
-----------------------------------------------------------------------------------------

Net increase in cash and term deposits                       875,170              15,819
Cash (overdraft) and term deposits, beginning of period    1,981,232              (4,578)
-----------------------------------------------------------------------------------------
Cash and term deposits, end of period                      2,856,402              11,241
-----------------------------------------------------------------------------------------

Cash interest paid                                            27,089                 300
-----------------------------------------------------------------------------------------

RADIANT ENERGY CORPORATION AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW - UNAUDITED

THREE MONTHS ENDED APRIL 30, 2000 AND 1999


                                                              APRIL 30,         APRIL 30,
                                                              2000              1999
OPERATING ACTIVITIES
Loss for the period                                           (989,618)         (373,128)
Add items not affecting cash
   Depreciation and amortization                                50,190            58,485
   Deferred taxes                                                    -             4,522
--------------------------------------------------
                                                              (939,428)         (310,121)
Net change in non- cash working capital items relating to
    operational activities                                    (337,745)           99,940
----------------------------------------------------
Cash provided by (used in) operating activities             (1,277,173)         (210,181)
-----------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Purchase of fixed assets                                       (15,116)          (14,634)
-----------------------------------------------------------------------------------------
Cash used in investing activities                              (15,116)          (14,634)
-----------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Issuance (repayment) of long-term debt                        (475,594)          197,960
Decrease in deferred charges                                    25,958                 -
Issuance of common shares                                     (690,405)            65,494
-----------------------------------------------------------------------------------------
Cash provided by financing activities                          240,409           263,454
-----------------------------------------------------------------------------------------

Effect of exchange rate changes on cash and equivalents              -           (34,185)
-----------------------------------------------------------------------------------------

Net increase in cash and term deposits                      (1,051,880)            4,454
Cash (overdraft) and term deposits, beginning of period      3,908,282             6,787
-----------------------------------------------------------------------------------------
Cash and term deposits, end of period                        2,856,402            11,241
-----------------------------------------------------------------------------------------

Cash interest paid                                                 278               102
-----------------------------------------------------------------------------------------

RADIANT ENERGY CORPORATION AND SUBSIDIARY
Consolidated Statements of Stockholders' Equity


                                                                             Accumulated
                                                                             other

                                           Common          Comprehensive     comprehensive    Retained
                                           Stock           income            income           earnings       Total
                                             $               $                  $                 $            $
------------------------------------------------------------------------------------------------------------------------
Balance, October 31, 1998                   5,243.320           9,922         (4,827,339)        435,903
------------------------------------------------------------------------------------------------------------------------
Net Loss                                            -      (1,371,556)                 -      (1,371,556)    (1,371,556)

Foreign currency translation, net of tax            -          (4,542)            (4,542)              -         (4,542)

Comprehensive income                                -      (1,376,098)                 -               -              -

Proceeds on issue of shares                 3,477,719               -                  -               -      3,477,719
------------------------------------------------------------------------------------------------------------------------
Balance, October 31, 1999                   8,721,039               -              5,380      (6,198,895)     2,527,524
------------------------------------------------------------------------------------------------------------------------

Net loss                                            -        (984,238)                 -        (984,238)      (984,238)

Foreign currency translation, net of tax            -               -                  -               -              -

Comprehensive income                                -        (984,238)                 -               -              -


Proceeds on issue of shares                 1,313,918               -                  -               -      1,313,918
------------------------------------------------------------------------------------------------------------------------
Balance, April 30, 2000                    10,034,957               -              5,380      (7,183,133)     2,857,204
------------------------------------------------------------------------------------------------------------------------

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited consolidated condensed financial statements of Radiant Energy Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the results for the interim period ended April 30, 2000, have been included. Operating results for the six-month period ended April 30, 2000, are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and the notes to consolidated financial statements included in the Company's Form 10-SB as filed with the Securities and Exchange Commission, on June xx, 2000 Amendment No. 1 to which are incorporated herein by reference. All capitalized terms used in these notes to consolidated condensed financial statements that are not defined herein have the meanings given to them in such consolidated condensed financial statements and notes to consolidated condensed financial statements.

All material intercompany balances and transactions have been eliminated.

Following is information about the computation of earnings per share data for the periods ended April 30, 2000 and April 30, 1999

                                                                       Per-Share
                                                     Numerator         Denominator      Amounts

                                                     Six months Ended April 30, 2000

Net loss                                             $(984,238)

Basic and diluted earnings per share,
Income available to common shareholders              $(984,238)        12,692,351       $(0.08)
                                                     ----------        ----------       -------


                                                     Six months Ended April 30, 1999

Net loss                                             $(622,801)

Basic and diluted earnings per share,
Income available to common shareholders              $(622,801)        8,161,066        $(0.08)
                                                     ----------        ---------        -------

At April 30, 2000 options for the purchase of 1,116,551 shares were outstanding and at April 30, 2000 the Company had 7% secured convertible debentures outstanding that were convertible to 349,492 shares. At April 30, 1999 options to purchase 995,883 were outstanding and at April 30, 1999 the Company had 6% secured convertible debentures outstanding that were convertible to 105,840 shares. The options and shares to be issued on conversion of convertible debentures were not included in the computation of diluted earnings per share for April 30, 2000 and April 30, 1999 as their inclusion would have an anti-dilutive impact as a result of losses being reported for these periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS.

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. For this purpose, any statements that are not statements relating to historical facts may be considered forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates, "Plans," "expects," and similar expressions are intended to identify forward-looking statements. In addition, forward looking statements include, but are not limited to, statements regarding future financing needs, future revenues, future profitability and factors affecting future liquidity. A number of important factors could cause the Company's actual results to differ materially from those indicated in the forward-looking statements in this discussion. Reference is made to the information under the heading "Risk Factors and Investment Considerations" under "Item 1. Description of Business" contained in the Company's Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on February 24, 2000, which information is incorporated herein by reference. The forward-looking statements contained in this discussion represent the Company's judgement to update these forward-looking statements.

The following discussions and analysis presents a review of the consolidated condensed operating results and financial condition of Radiant Energy Corporation (the "Company") and its subsidiary Radiant Aviation Services, Inc. ("RAS") for the six month period ended April 30, 2000 and 1999. This discussion and analysis should be read in conjunction with the Consolidated Condensed Financial Statements and Notes thereto contained in the Company's Registration Statement on Form 10-SB filed February 24, 2000.

DISCUSSION OF FINANCIAL CONDITION CHANGES FROM
OCTOBER 31, 1999 TO APRIL 30, 2000

All dollar amounts referred to in the following discussion are based on the April 30, 2000 Canadian exchange rate of $1.4801 per U.S. dollar where applicable.

Reference is made to the discussions under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company's Registration Statement on Form 10-SB As filed with the SEC on February 24, 2000, which is incorporated herein by reference. The following discussion reflects changes since that discussion.

LIQUIDITY AND CAPITAL RESOURCES

During the six month period ended April 30, 2000, the Company's working capital decreased from $2,325,000 to $2,241,000, primarily as a result of continuing operating losses that were largely offset by financing activities. During that period, deposits and prepaid expenses decreased from $1,203,316 to $24,412. Deposit and prepaid expenses at October 31, 1999 included deposits with suppliers of $1,152,000, which decreased to nil as a result of the completion of the InfraTek(R) 2000 System at the Newark International Airport and without the commencement of any new installations. Management expects that cash on hand and funds from operations will be sufficient to meet reasonably foreseeable minimum working capital, capital expenditures and rental requirements for approximately the next ten to twelve months. There is no assurance that assumed levels of revenues and expenses will prove to be accurate. Unless the Company is able to secure additional sales during the period, the Company will need to secure additional financing in order to fund its continuing operations. Based on the Company's low sales and revenues to date, it currently anticipates that it will need to raise substantial additional funds in order to continue to develop its business.

If the Company needs to obtain additional financing, financing may not be available or on acceptable terms. Any financing obtained by the Company is likely to involve sales of common stock or other instruments that are exchangeable or convertible into common stock, resulting in substantial dilution to shareholders.

During the six month period ended April 30, 2000, the Company issued common stock as a result of conversion of its 7% convertible subordinated debentures, exercises of incentive stock options by employees, directors and consultants, and exercise of stock options by Boeing Capital Services Corporation. In summary, capital stock was changed by these transactions as follows:


                                                                 Stock
                                                                 Issued             $

Outstanding at October 31, 1999                                12,027,934       8,721,039

Issued upon conversion of 7% debentures - net of costs            603,060         432,922
Issued upon exercise of stock options                             509,625         600,909
Issued upon exercise of stock options to Boeing                   304,739         281,087
-----------------------------------------------------------------------------------------

Outstanding at April 30, 2000                                  13,445,358      10,034,957
-----------------------------------------------------------------------------------------

After giving effect to these transactions, there were the following options and convertible subordinated debentures outstanding as of April 30, 2000:

          o $273,160 of 7% convertible subordinated debentures that were convertible into 294,492 shares; -

          o incentive stock options exercisable for 768,145 shares at prices ranging from $0.78 to $4.05and total potential gross proceeds of $1,204,346; and

          o Boeing options to purchase 348,406 shares at $0.91 per share (Boeing exercised options to purchase 110,840 of these for $110,000 after the end of the period).

RESULTS OF OPERATIONS
During the six months ended April 30, 2000, the Company installed an InfraTek System 2000 at the Newark International Airport. On December 20, 1999, the system was turned over to the operator, Continental Airlines, Inc. ("Continental") to commence training and to start the process of system integration into their de-icing operations. By the end of January, having treated over 20 aircraft, the training and integration phase was substantially completed. Integrated operations began on February 3, 2000. By April 30, 2000, Continental had treated over 60 aircraft at the facility.

REVENUE

For the six months ended revenues and the costs of sales related to revenues were as follows:


                                                     Deicing

                                    System           service center    Maintenance
                                    Sales            operations        service          Total
                                      $                  $                 $              $

REVENUE

Sales                               3,383,700             25,217         19,200        3,428,117

Cost of sales

Installation cost                   2,911,905                  -              -        2,911,905

Rent                                        -            212,300              -          212,300
Revenue participation                       -              2,529              -            2,529

Other cost of sales                         -             11,789          1,145           12,934
------------------------------------------------------------------------------------------------
Gross margin                          471,795           (201,401)        18,055          288,449
------------------------------------------------------------------------------------------------

During the six month period ended April 30, 2000, RAS received $3,383,700 from the sale of the InfraTek 2000 System installed at Newark International Airport to MDFC Equipment Leasing Corporation ("MDFC"). RAS entered into an agreement to lease the facility back from MDFC. The Newark Facility was placed in operation on December 20, 1999 and generated $25,217 in revenue during the period. The Company also received $19,200 in maintenance revenue from the InfraTek system at Rhinelander Airport in Wisconsin. The Company did not have any sales or revenues during the six month period ended April 30, 1999.

Interest income in the first six months was $66,298 in 2000 compared to nil in 1999. The Company received interest income on its daily cash balances and from low risk term deposits.

MARKETING EXPENSES During the six month period, the Company continued to expand its marketing efforts. Marketing expenses in the period were $419,997 compared to $154,348 in 1999. For the same period ended April 30, 1999, the Company incurred costs for only one sales person for four months and limited expenditures on general market activities such as travel and trade shows. For the six month period ended April 30, 2000, the Company's marketing department consisted of five individuals and incurred costs for new sales material and travel.

GENERAL AND ADMINISTRATIVE EXPENSES General and administrative expenses for the first six months increased to $645,134 in 2000 from $258,298 in 1999. Staffing levels remained constant between 2000 and 1999. The Company incurred higher legal and accounting expenses related to the registration of its' Shares under the Securities Exchange Act. In the six month period ended April 30, 2000, the Company incurred additional administrative expenses for consulting fees in connection with the Boeing financing, for consulting fees related to investor relations and for executive search costs related to the recruitment of new executive personnel.

RESEARCH AND PRODUCT DEVELOPMENT COSTS
For the six-month period ended April 30, 2000 research and development costs increased to $152,859 from $82,414 in the corresponding period in 1999. The increase in research and development costs in the current period resulted from the engagement of an independent aviation consultant to conduct comparative tests of the InfraTek treatment with conventional deicing methods with respect to refreezing on aerodynamically quiet areas of aircraft wings. The Company also continued research on optional equipment that could be incorporated into the system.

INTEREST ON LONG-TERM DEBT
Interest expense for the six months ended April 30, 2000 decreased to $4,735 from $15,846 in 1999. Interest expense in 1999 related to the 6% debentures, which were converted in October 1999, and the 9% secured loan that was retired in May 1999. Interest expense for the three months ended April 30, 2000 included a reversal of accrued interest equal to $9,971 on the 7% convertible debentures that were converted in the period.

DEPRECIATION AND AMORTIZATION
Depreciation and amortization for the six month ended April 30, 2000 increased to $116,260 from $109,806 in 1999. The increase primarily resulted from amortization of the costs related to the issuance of the 7% debenture.

PROVISION FOR INCOME TAX
At October 31, 1999, the Company has Canadian non-capital losses of approximately $427,000 and net operating losses of approximately $5,316,000 for tax purposes in the United States. For the six months ended April 30, 2000, the Canadian non-capital losses incurred in the period were approximately $180,000 and the net operating losses incurred in the United States in the period were approximately $785,000. These losses may be carried forward to reduce taxable income in future years. The future benefit of these tax losses have not been recorded in the financial statements.

If not utilized, the Company's cumulative Canadian losses as of April 30, 2000 will expire as follows:

         2002                                  121,000
         2003                                   17,000
         2004                                  156,000
         2005                                  133,000
         2006                                  180,000

If not utilized, the Company's cumulative United States losses as of April 30, 2000 will expire as follows:

         2009                                  500,000
         2010                                1,020,000
         2011                                  843,000
         2012                                1,686,000
         2013                                1,267,000
         2014                                  785,000

In addition, the Company has approximately $66,000 of cumulative costs relating to the issues of Shares, which are deductible over the next three years. The potential income tax benefits relating to these accumulated losses have not been recorded in the Company's accounts.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

          The following chart sets forth the securities sold by the Company during the period covered by this report without registration of the sales under the Securities Act of 1933.

          The convertible 7% Debentures referred to in the chart were sold to existing shareholders of the Company on May 28, 1999 in accordance with the requirements of SEC Rule 903 and Regulation S. The issuer is a Canadian corporation. The 7% Debentures were sold pursuant to a rights offering that was made exclusively to shareholders of the Company who were not U.S. persons. At the time the offering was commenced, the Company reasonably believed that there was no substantial U.S. market interest in either the 7% Debentures or the common stock they were convertible into. When the 7% Debentures were converted, they were exchanged for common shares exclusively with existing security holders of the Company and no commission or other remuneration was paid or given directly or indirectly for soliciting the exchange, in accordance with Section 3(a)(9) of the Securities Act.

          The options indicated below as granted under the Company's stock option plan were granted either (a) to persons who were directors of the Company in private transactions that were exempt under Section 4(2) of the Securities Act, or (b) exclusively in Canada to non U.S. persons at a time when the Company reasonably believed that there was no substantial U.S. market interest in either the options or the common stock the options were convertible into. The Company advised each option holder of the restricted nature under the Securities Act of the common stock purchasable on exercise of the options. For the foregoing reasons, the exercise of the options granted under the Company's stock option plan was exempt from registration under Section 4(2) of the Securities Act. Both the grant and exercise of the options under the stock option plan were also exempt under SEC Rule
     701. The options were issued under the Company's written stock option plan, the aggregate exercise price of those options did not exceed $1,000,000 during any consecutive 12 month period, and the persons to whom options were granted were given copies of the option plan and of the options granted to them. The options exercised by Boeing Capital Corporation were issued to it in a privately negotiated transaction with a single accredited investor.



------------------------------ ---------------------------- --------------------------- ----------------------------
Date                           Number and Class             Method of Sale              Securities Act Exemption
                               of Securities Sold

------------------------------ ---------------------------- --------------------------- ----------------------------
Feb. 01, 2000                  18,957 Common shares at      Conversion of 7% Debenture  Section 3(a)(9)
                               $.78 (Cdn $1.15 per share)
------------------------------ ---------------------------- --------------------------- ----------------------------
Feb. 01, 2000                  1,826 Common shares at       Conversion of 7% Debenture  Section 3(a)(9)
                               $.78 (Cdn $1.15 per share)
------------------------------ ---------------------------- --------------------------- ----------------------------
Feb. 02, 2000                  20,000 Common shares at      Exercise of options         Section 4(2)
                               $1.72 (Cdn $2.50 per share)  granted under Company       Rule 701
                                                            Stock Option Plan

------------------------------ ---------------------------- --------------------------- ----------------------------
Feb. 02, 2000                  6,000 Common shares at       Exercise of options         Section 4(2)
                               $2.59 (Cdn $3.75 per share)  granted under Company       Rule 701
                                                            Stock Option Plan

------------------------------ ---------------------------- --------------------------- ----------------------------
Feb. 09, 2000                  128,526 Common shares at     Conversion of 7% Debenture  Section 3(a)(9)
                               $.78 (Cdn $1.15 per share)
------------------------------ ---------------------------- --------------------------- ----------------------------
Feb. 09, 2000                  69,568 Common shares at      Conversion of 7% Debenture  Section 3(a)(9)
                               $.78 (Cdn $1.15 per share)
------------------------------ ---------------------------- --------------------------- ----------------------------
Feb. 16, 2000                  34,784 Common shares at      Conversion of 7% Debenture  Section 3(a)(9)
                               $.78 (Cdn $1.15 per share)
------------------------------ ---------------------------- --------------------------- ----------------------------
Feb. 17, 2000                  1,739 Common shares at       Conversion of 7% Debenture  Section 3(a)(9)
                               $.78 (Cdn $1.15 per share)
------------------------------ ---------------------------- --------------------------- ----------------------------
Feb. 25, 2000                  5,478 Common shares at       Conversion of 7% Debenture  Section 3(a)(9)
                               $.78 (Cdn $1.15 per share)
------------------------------ ---------------------------- --------------------------- ----------------------------
Feb. 25, 2000                  2,434 Common shares at       Conversion of 7% Debenture  Section 3(a)(9)
                               $.78 (Cdn $1.15 per share)
------------------------------ ---------------------------- --------------------------- ----------------------------
Feb. 28, 2000                  434 Common shares at $.78    Conversion of 7% Debenture  Section 3(a)(9)
                              (Cdn $1.15 per share)

------------------------------ ---------------------------- --------------------------- ----------------------------
Mar. 06, 2000                  1,826 Common shares at       Conversion of 7% Debenture  Section 3(a)(9)
                               $.78 (Cdn $1.15 per share)
------------------------------ ---------------------------- --------------------------- ----------------------------
Mar. 06, 2000                  5,652 Common shares at       Conversion of 7% Debenture  Section 3(a)(9)
                               $.78 (Cdn $1.15 per share)
------------------------------ ---------------------------- --------------------------- ----------------------------
Mar. 09, 2000                  6,000 Common shares at       Exercise of options         Section 4(2)
                               $1.38 (Cdn $2.00 per share)  granted under Company       Rule 701
                                                            Stock Option Plan

------------------------------ ---------------------------- --------------------------- ----------------------------
Mar. 09, 2000                  2,000 Common Shares at       Exercise of options         Section 4(2)
                               $1.24 (Cdn $1.80 per share)  granted under Company       Rule 701
                                                            Stock Option Plan

------------------------------ ---------------------------- --------------------------- ----------------------------
Mar. 09, 2000                  3,000 Common shares at       Exercise of options         Section 4(2)
                               $2.69 (Cdn $3.90 per share)  granted under Company       Rule 701
                                                            Stock Option Plan

------------------------------ ---------------------------- --------------------------- ----------------------------
Mar. 09, 2000                  1,000 Common shares at       Exercise of options         Section 4(2)
                               $.79 (Cdn $1.15 per share)   granted under Company       Rule 701
                                                            Stock Option Plan

------------------------------ ---------------------------- --------------------------- ----------------------------
Mar. 09, 2000                  17,875 Common shares at      Exercise of options         Section 4(2)
                               $1.72 (Cdn $2.50 per share)  granted under Company       Rule 701
                                                            Stock Option Plan

------------------------------ ---------------------------- --------------------------- ----------------------------
Mar. 14, 2000                  15,000 Common shares at      Exercise of options         Section 4(2)
                               $.96 (Cdn $1.40 per share)   granted under Company       Rule 701
                                                            Stock Option Plan

------------------------------ ---------------------------- --------------------------- ----------------------------
Mar. 16, 2000                  434 Common shares at $.78    Conversion of 7% Debenture  Section 3(a)(9)
                              (Cdn $1.15 per share)

------------------------------ ---------------------------- --------------------------- ----------------------------
Mar. 23, 2000                  8,696 Common shares at       Conversion of 7% Debenture  Section 3(a)(9)
                               $.78 (Cdn $1.15 per share)
------------------------------ ---------------------------- --------------------------- ----------------------------
April 10, 2000                 29,044 Common shares $.78    Conversion of 7% Debenture  Section 3(a)(9)
                              (Cdn $1.15 per share)

------------------------------ ---------------------------- --------------------------- ----------------------------
April 10, 2000                 43,480 Common shares at      Conversion of 7% Debenture  Section 3(a)(9)
                               $.78 (Cdn $1.15 per share)
------------------------------ ---------------------------- --------------------------- ----------------------------
April 14, 2000                 144,898 Shares at $.92       Exercise of options by      Section 4(2)
                               (Cdn $1.35 per Share)        Boeing Capital Services
                                                            Corporation

------------------------------ ---------------------------- --------------------------- ----------------------------
April 17, 2000                 26,609 Common shares at      Conversion of 7% Debenture  Section 3(a)(9)
                               $.78 (Cdn $1.15 per share)
------------------------------ ---------------------------- --------------------------- ----------------------------

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.   Submission of Matters to a Vote of Securities Holders

          The Annual and Special meeting of shareholders was held April 27,2000 in Toronto, Canada. The stockholders voted the following matters on.

     Amendments to Articles

          Stockholders were asked to consider and pass a special resolution, that:

          1. the articles of the Corporation be amended as follows:

               (a) the maximum number of directors of the Corporation be increased to eleven from nine; and

               (b) to provide that the directors may appoint one or more additional directors, which directors shall hold office for a term expiring not later then the close of the next annual meeting of shareholders, between annual meetings of shareholders of the Corporation provided that the total number of directors so appointed may not exceed one-third of the number of directors elected at the previous annual meeting of shareholders;

          2. any director or officer of the Corporation, be and he is hereby authorized and directed, for and on behalf of the Corporation, to execute and deliver all such documents and to take all such other actions as he may determine to be necessary or advisable to give effect to this special resolution (including, with out limitation, the delivery of articles of amendment in the prescribed form to the Director appointed under the Canada Business Corporations Act), the execution of any such document or the taking of any such action being conclusive evidence of such determination; and

          3. the board of directors may revoke this special resolution without further approval of the shareholders at any time before it is acted upon.

          The results of the vote were 8,137,306 for and 733,380 against.

     Election of Directors

          The following nominees were elected as directors to secure a one year term expiring at the next annual meeting. Daniel O. Anderson, Charles John Chew, Michael Lupynec, John M. Marsh, Robert J. Metcalfe, Thomas
          J. Motherway, Gregory G. O'Hara, Timothy P. Seel and David A. Williams. The votes for each nominee were 8,676,055 for and 7,667 withheld.

     Appointment of Auditors

          The stockholders were requested to vote in respect of the re-appointment of Ernst & Young, chartered Accountants as Auditors of the company and authorizing the directors to fix the auditors' remuneration. The results of vote were 8,675,011 for and 8,711 withheld.

Item 5.   Other information

          None.

Item 6.   Exhibits and reports on Form 10-SB Amendment 1

          (a) Exhibits. The following exhibits are filed as part of this report.

          3(i)Articles of Incorporation

           (i).3 Certificate of Amendment of Articles of Incorporation - filed herewith.

          3(ii)By-laws of the  registrant.  N/A

          4.   Instruments defining the rights of holder's including indentures.
               N/A

          10.  Material contracts - N/A

          11.0 Statement of Computation of Per Share Earnings - N/A

          15.0 Letter of Unaudited Interim Financial Information - N/A

          18.0 Letter re change in accounting principles - N/A

          19.0 Reports furnished to security holders - N/A

          22.0 Published report re matters submitted to vote - N/A

          23.0 Consent of experts and Counsel - N/A

          24.0 Power of attorney - N/A

          27.0 Financial Data Schedule - filed herewith.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            RADIANT ENERGY CORPORATION

         DATED:  JUNE 10, 2000              BY: s/COLIN V. F. DIGOUT
                                                --------------------
                                                Colin V.F. Digout
                                                Chief Operating Officer, Chief
                                                Financial Officer, Secretary

         DATED:  JUNE 10, 2000              BY: s/TIMOTHY P. SEEL
                                                -----------------
                                                Vice President - Engineering

FINANCIAL DATA SCHEDULE


5-02 (1)          Cash and cash items                                               2,856,402
5-02 (2)          Marketable securities                                                     -
5-02 (3) (a)(1)   Notes and accounts receivable-trade                                  25,290
5-02 (4)          Allowances for doubtful accounts                                          -
5-02 (6)          Inventory                                                            13,912
5-02 (9)          Total current assets                                              2,929,902
5-02 (13)         Property, plant and equipment                                       984,266
5-02 (14)         Accumulated depreciation                                            364,648
5-02 (18)         Total assets                                                      3,891,026
5-02 (21)         Total current liabilities                                           688,453
5-02 (22)         Bonds, mortgages and similar debt                                   409,767
5-02 (28)         Preferred stock-mandatory redemption                                      -
5-02 (29)         Preferred stock-no mandatory redemption                                   -
5-02 (30)         Common Stock                                                     10,034,957
5-02 (31)         Other stockholders' equity                                       (7,177,753)
5-02 (32)         Total liabilities and stockholders' equity                        3,891,026
5-03 (b) 1 (a)    Net sale of tangible products                                     3,383,700
5-03 (b) 1        Total Revenue                                                     3,428,117
5-03 (b) 2 (a)    Cost of tangible goods sold                                       2,911,905
5-03 (b) 2        Total costs and expenses applicable to sales and revenues         3,139,668
5-03 (b) 3        Other costs and expenses                                          1,338,985
5-03 (b) 5        Provision for doubtful accounts and notes                                 -
5-03 (b) (8)      Interest and amortization of debt discounts                           4,735
5-03 (b) (10)     Income before taxes and other items                                (984,238)
5-03 (b) (11)     Income tax expense                                                        -
5-03 (b) (14)     Income/loss continuing operations                                  (984,238)
5-03 (b) (15)     Discontinues operations                                                   -
5-03 (b) (17)     Extraordinary items                                                       -
5-03 (b) (18)     Cumulative effect-changes in accounting principles                        -
5-03 (b) (19)     Net income or loss                                                 (984,238)
5-03 (b) (20)     Earnings per share-primary                                            (0.08)
5-03 (b) (20)     Earnings per share-fully diluted                                      (0.08)