Form 10QSB/A
period 2000-04-30
RADIANT ENERGY CORP
filed 2000-08-31
CIK 1107415

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB/A

(Mark One)

                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: APRIL 30, 2000
                        COMMISSION FILE NUMBER: 000-29663

                           RADIANT ENERGY CORPORATION
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

                                     CANADA
                 (STATE OR OTHER JURISDICTION OF INCORPORATION)

                                      N/A
                      (IRS EMPLOYER IDENTIFICATION NUMBER)


                    40 CENTRE DRIVE, ORCHARD PARK, NY 14127
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (716) 662-0022
                           (ISSUER'S TELEPHONE NUMBER)

     STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES
       OF COMMON EQUITY, AS OF THE (LATEST PRACTICABLE DATE) MAY 16, 2000

                        VOTING COMMON STOCK: 13,472,401

  TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT: (CHECK ONE): YES___ ; NO _X_

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL INFORMATION

RADIANT ENERGY CORPORATION AND SUBSIDIARY
CONSOLIDATED CONDENSED BALANCE SHEETS - UNAUDITED

APRIL 30, 2000 AND OCTOBER 31, 1999

                                                      APRIL 30,    OCTOBER 31,
                                                        2000          1999
ASSETS
Current
Cash and term deposits                               2,856,402      1,981,232
Accounts receivable                                     35,176              -
Inventory                                               13,912         13,912
Deposits and prepaid expenses                           24,412      1,203,316
------------------------------------------------------------------------------
Total current assets                                 2,929,902      3,198,460
Deferred Charges                                        22,934         67,809
Patents                                                342,587        357,634
Capital                                                595,603        663,336
------------------------------------------------------------------------------
                                                     3,891,026      4,287,239
------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current
Accounts payable and accrued liabilities               619,653        815,021
Current portion of long-term debt                       68,800         68,484
------------------------------------------------------------------------------
Total current liabilities                              688,453        883,505
------------------------------------------------------------------------------
Deferred income taxes                                    4,402          4,402
Long-term debt                                         340,967        871,808
Shareholders' equity
Share capital                                       10,034,957      8,721,039
Cumulative comprehensive income                          5,380          5,380
Deficit                                             (7,183,133)    (6,198,895)
------------------------------------------------------------------------------
Total shareholder's equity                           2,857,204      2,527,524
------------------------------------------------------------------------------
                                                     3,891,026      4,287,239
------------------------------------------------------------------------------

RADIANT ENERGY CORPORATION AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF OPERATION - UNAUDITED
SIX MONTHS ENDED APRIL 30, 2000 AND 1999

                                                     APRIL 30,      APRIL 30,
                                                       1999           2000
REVENUE
Sales                                               3,428,117           350
Cost of sales                                       3,139,668         2,439
----------------------------------------------------------------------------
                                                      288,449        (2,089)
Interest Income                                        66,298             -
----------------------------------------------------------------------------
                                                      354,747        (2,089)
----------------------------------------------------------------------------
EXPENSES
Marketing                                             419,997       154,348
General and administrative                            645,134       258,298
Research and product development                      152,859        82,414
Depreciation and amortization                         116,260       109,806
Interest                                                4,735        15,846
----------------------------------------------------------------------------
                                                    1,338,985       620,712
----------------------------------------------------------------------------
Loss for the period                                  (984,238)     (622,801)
----------------------------------------------------------------------------
Basic loss per common share                             (0.08)        (0.08)
----------------------------------------------------------------------------
Diluted loss per common share                           (0.08)        (0.08)
----------------------------------------------------------------------------
Weighted average number of shares                  12,692,351     8,161,066
----------------------------------------------------------------------------

RADIANT ENERGY CORPORATION AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS - UNAUDITED
THREE MONTHS ENDED APRIL 30, 2000 AND 1999

                                                     APRIL 30,        APRIL 30,
                                                       2000             1999
REVENUE
Sales                                                  21,857            350
Cost of sales                                         272,297          2,439
-----------------------------------------------------------------------------
                                                     (250,440)        (2,089)
Interest income                                        45,422              -
-----------------------------------------------------------------------------
                                                     (205,018)        (2,089)
-----------------------------------------------------------------------------
EXPENSES
Marketing                                             269,828        112,258
General and administrative                            366,353        151,332
Research and product development                      104,539         42,550
Depreciation and amortization                          50,190         55,028
Interest                                               (6,310)         9,871
-----------------------------------------------------------------------------
                                                      784,600        371,039
-----------------------------------------------------------------------------
Loss for the period                                  (989,618)      (373,128)
-----------------------------------------------------------------------------
Basic loss per common share                             (0.08)         (0.05)
-----------------------------------------------------------------------------
Diluted loss per common share                           (0.08)         (0.05)
-----------------------------------------------------------------------------
Weighted average number of shares                  13,193,761      8,177,126
-----------------------------------------------------------------------------

RADIANT ENERGY CORPORATION AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW - UNAUDITED

SIX MONTHS ENDED APRIL 30, 2000 AND 1999

                                                           APRIL 30,   APRIL 30,
                                                             2000        1999
OPERATING ACTIVITIES
Loss for the year                                          (984,238)   (622,801)

Add items not affecting cash
  Depreciation and amortization                             116,260     113,800
  Deferred taxes                                                  -       7,902
--------------------------------------------------------------------------------
                                                           (867,978)   (501,099)
Change in non-cash working capital items relating to
  operation activities
  Accounts receivable                                       (35,176)     30,000
  Deposits and prepaid expenses                           1,178,904      23,385
  Accounts payable and accrued liabilities                 (195,368)    135,057
--------------------------------------------------------------------------------
Cash provided by (used in) operating activities              80,382    (312,657)
--------------------------------------------------------------------------------
INVESTING ACTIVITIES
Purchase of capital assets                                  (28,034)    (15,443)
--------------------------------------------------------------------------------
Cash used in investing activities                           (28,034)    (15,443)
--------------------------------------------------------------------------------
FINANCING ACTIVITIES
Issuance (repayment) of long-term debt                      (59,175)    276,876
Conversion of convertible secured debentures               (471,350)          -
Decrease in deferred charges                                 39,429           -
Issuance of common shares                                 1,313,918     119,218
--------------------------------------------------------------------------------
Cash provided by financing activities                       822,822     396,094
--------------------------------------------------------------------------------
Effect of exchange rate changes on cash and equivalents           -     (52,175)
--------------------------------------------------------------------------------
Net increase in cash and term deposits                      875,170      15,819
Cash (overdraft) and term deposits, beginning of period   1,981,232      (4,578)
--------------------------------------------------------------------------------
Cash and term deposits, end of period                     2,856,402      11,241
--------------------------------------------------------------------------------
Cash interest paid                                           27,089         300
--------------------------------------------------------------------------------

RADIANT ENERGY CORPORATION AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW - UNAUDITED

THREE MONTHS ENDED APRIL 30, 2000 AND 1999


                                                                APRIL 30,    APRIL 30,
                                                                  2000         2000
OPERATING ACTIVITIES
Loss for the year                                              (989,618)    (373,128)
Add items not affecting cash
  Depreciation and amortization                                  50,190       58,485
  Deferred taxes                                                      -        4,522
-------------------------------------------------------------------------------------
                                                               (939,428)    (310,121)
Change in non-cash working capital items relating to
  operation activities
  Accounts receivable                                           (35,176)           -
  Inventory                                                           -          (29)
  Deposits and prepaid expenses                                  11,945        8,967
  Accounts payable and accrued liabilities                     (314,514)      91,002
-------------------------------------------------------------------------------------
Cash used in operating activities                            (1,277,173)    (210,181)
-------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Purchase of capital assets                                      (15,116)     (14,634)
-------------------------------------------------------------------------------------
Cash used in investing activities                               (15,116)     (14,634)
-------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Issuance (repayment) of long-term debt                           (4,604)     197,960
Conversion of convertible secured debentures                   (296,606)           -
Decrease in deferred charges                                     25,958            -
Issuance of common shares                                       515,661       65,494
-------------------------------------------------------------------------------------
Cash provided by financing activities                           240,409      263,454
-------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and equivalents               -      (34,185)
-------------------------------------------------------------------------------------
Net increase (decrease) in cash and term deposits            (1,051,880)       4,454
Cash and term deposits, beginning of period                   3,908,282        6,787
-------------------------------------------------------------------------------------
Cash and term deposits, end of period                         2,856,402       11,241
-------------------------------------------------------------------------------------
Cash interest paid                                                  278          102
-------------------------------------------------------------------------------------

RADIANT ENERGY CORPORATION AND SUBSIDIARY
Consolidated Statements of Stockholders' Equity

                                    Common      Comprehensive    Accumulated    Retained      Total
                                     stock        income           other        earnings        $
                                       $            $           comprehensive      $
                                                                   income
                                                                     $
------------------------------------------------------------------------------------------------------
Balance, October 31, 1998           5,243,320                        9,922    (4,827,339)    425,903
------------------------------------------------------------------------------------------------------
Net loss                                    -   (1,371,556)              -    (1,371,556) (1,371,556)
Foreign currency translation, net
of tax                                      -       (4,542)         (4,542)            -      (4,542)
Comprehensive income                        -   (1,376,098)              -             -           -
Proceeds on issue of shares         3,477,719            -               -             -   3,477,719
------------------------------------------------------------------------------------------------------
Balance, October 31, 1999           8,721,039                        5,380    (6,198,895)  2,527,524
------------------------------------------------------------------------------------------------------
Net loss                                    -     (984,238)              -      (984,238)   (984,238)
Foreign currency translation, net
of tax                                      -            -               -             -           -
Comprehensive income                        -     (984,238)              -             -           -
Proceeds on issue of shares         1,313,918            -               -             -   1,313,918
------------------------------------------------------------------------------------------------------
Balance, April 30, 2000            10,034,957                        5,380    (7,183,133)  2,857,204
------------------------------------------------------------------------------------------------------


NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited consolidated condensed financial statements of Radiant Energy Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the results for the interim period ended April 30, 2000, have been included. Operating results for the six-month period ended April 30, 2000, are not necessarily indicative of the results that may be expected for the full year. All capitalized terms used in these notes to consolidated condensed financial statements that are not defined herein have the meanings given to them in such consolidated condensed financial statements and notes to consolidated condensed financial statements.

ELIMINATION OF INTERCOMPANY BALANCES

All material intercompany balances and transactions have been eliminated.

CHANGES IN FUNCTIONAL CURRENCY

The company has historically measured and presented its financial statements in Canadian dollars. Effective October 31, 1999, as a result of the company's increased economic activity in the U.S. as demonstrated by its increasingly high level of sales activity in U.S. dollars and significance of U.S. dollar denominated assets to the company's operations, the U.S. dollar has become the functional currency of the company's operations. Effective the same date, the U.S. dollar has been adopted as the reporting currency.

U.S. GAAP

These financial statements have been prepared in accordance with U.S. "generally accepted accounting principles."

MATERIAL CONTRACT

On December 20, 1999 the Company sold it's Newark Facility to a wholly owned subsidiary of Boeing Capital, MDFC, for $3,383,700. The facility cost $2,911,905 to construct. Contemporaneously with the sale, the Company leased the Facility for a period of eight years at a monthly rental of approximately $49,000 plus 10% of the monthly deicing revenue.

SHARE CAPITAL

Shares authorized
Unlimited number of common shares

-------------------------------------------------------------------------------------------------------------
Issued and outstanding                                                               Number          Stated
                                                                                   of shares         capital
                                                                                                       $
-------------------------------------------------------------------------------------------------------------
Outstanding at October 31, 1999                                                    12,027,934      8,721,039
-------------------------------------------------------------------------------------------------------------
Issued upon conversion of 7% debentures - net of costs                                603,060        431,922
Issued upon conversion of stock options                                               509,625        600,909
Issued upon conversion of stock options - Boeing Capital Services Corporation         304,739        281,087
-------------------------------------------------------------------------------------------------------------
                                                                                    1,417,424      1,313,918
-------------------------------------------------------------------------------------------------------------
Outstanding at April 30, 2000                                                      13,445,358     10,034,957
-------------------------------------------------------------------------------------------------------------

Following is information about the computation of earnings per share data for the periods ended April 30, 2000 and April 30, 1999.

                                                                               Per-Share
                                                             Numerator               Denominator           Amounts
                                                                 Six months Ended April 30, 2000
Net loss                                                   $ (984,238)
Basic earnings per share, income available to
common shareholders                                        $ (984,238)                12,692,351           $ (0.08)
                                                           -----------                ----------           --------

                                                                 Six months Ended April 30, 1999
Net loss                                                   $ (622,801)
Basic earnings per share, income available to
common shareholders                                        $ (622,801)                 8,161,066           $ (0.08)
                                                           -----------                 ---------           --------


At April 30, 2000 options for the purchase of 1,116,551 shares were outstanding and at April 30, 2000 the Company had 7% secured convertible debentures outstanding that were convertible to 349,492 shares. At April 30, 1999 options to purchase 995,883 were outstanding and at April 30, 1999 the Company had 6% secured convertible debentures outstanding that were convertible to 105,840 shares. The options and shares to be issued on conversion of convertible debentures were not included in the computations of diluted earnings per share for April 30, 2000 and April 30, 1999 as their inclusion would have an anti-dilutive impact as a result of losses being reported for these periods.