Form 10QSB
period 2000-07-31
RADIANT ENERGY CORP
filed 2000-09-14
CIK 1107415

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITTIES EXCHANGE
ACT OF 1934

FOR THE PERIOD ENDED: JULY 31, 2000
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
(LATEST PRACTICABLE DATE) AUGUST 24, 2000

VOTING COMMON STOCK: 14,026,600

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT: (CHECK ONE):YES_; NO X

ITEM 1.           FINANCIAL INFORMATION

RADIANT ENERGY CORPORATION AND SUBSIDIARY
CONSOLIDATED CONDENSED BALANCE SHEETS- UNAUDITED
JULY 31, 2000 AND OCTOBER 31, 1999
                                                                           JULY 31,          OCTOBER 31,
                                                                             2000                1999

ASSETS
Current
Cash and term deposits                                                    2,034,611            1,981,232
Accounts receivable                                                           1,003                    -
Inventory                                                                    13,912               13,912
Deposits and prepaid expenses                                                86,146            1,203,316
Total current assets                                                      2,135,672            3,198,460

Deferred charges                                                                  -               67,809
Patents                                                                     336,797              357,634
Capital                                                                     574,817              663,336
                                                                          3,047,286            4,287,239

LIABILITIES AND SHAREHOLDERS' EQUITY
Current

Accounts payable and accrued liabilities                                    497,095              815,021
Current portion of long-term debt                                            60,900               68,484
Total current liabilities                                                   557,995              883,505

Deferred income taxes                                                         4,402                4,402
Long-term debt                                                               61,029              871,808
Shareholders' equity
Share capital                                                            10,426,627            8,721,039
Cumulative comprehensive income                                               5,380                5,380
Deficit                                                                  (8,008,147)          (6,198,895)
Total shareholders' equity                                                2,423,860            2,527,524
                                                                          3,047,286            4,287,239
RADIANT ENERGY CORPORATION AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS - UNAUDITED
NINE MONTHS ENDED JULY 31, 2000 AND 1999
                                                                            JULY 31,             JULY 31,
                                                                             2000                  1999

REVENUE
Sales                                                                      3,428,117                  350
Operating expenses, exclusive of depreciation and amortization
shown separately below                                                     3,281,943                2,439

Gross margin                                                                 146,174               (2,089)
Interest income                                                              101,622                    -
                                                                             247,796               (2,089)

EXPENSES
Marketing                                                                    724,700              236,914
General and administrative                                                   971,416              391,633
Research and product development                                             223,550              121,237

Depreciation and amortization                                                132,172              116,937
Interest                                                                       5,210               31,730
                                                                           2,057,048              898,451

Loss for the period                                                       (1,809,252)            (900,540)

Deficit, beginning of period                                              (6,198,895)          (4,827,339)
Deficit, end of period                                                    (8,008,147)          (5,727,879)

Basic loss per common share                                                    (0.14)               (0.10)

Weighted average number of shares                                         13,068,440            8,703,397
RADIANT ENERGY CORPORATION AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS - UNAUDITED
THREE MONTHS ENDED JULY 31, 2000 AND 1999
                                                                         JULY 31,           JULY 31,
                                                                           2000               1999

REVENUE
Sales                                                                            -                 -

Operating expenses, exclusive of depreciation and amortization
shown separately below                                                    142,275                  -

Gross margin                                                             (142,275)                 -
Interest income                                                            35,324                  -
                                                                         (106,951)                 -

EXPENSES
Marketing                                                                 304,703             82,566
General and administrative                                                326,282            133,335
Research and product development                                           70,691             38,823

Depreciation and amortization                                              15,912              7,131
Interest                                                                      475             15,884
                                                                           18,063            277,739

Loss for the period                                                       (25,014)          (277,739)

Deficit, beginning of period                                           (7,183,133)        (5,450,140)
Deficit, end of period                                                (8,008,147)         (5,727,879)

Basic loss per common share                                                (0.06)              (0.03)

Weighted average number of shares                                     13,812,442           9,782,099
RADIANT ENERGY CORPORATION AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW - UNAUDITED
NINE MONTHS ENDED JULY 31, 2000 AND 1999
                                                                         JULY 31,           JULY 31,
                                                                           2000               1999

OPERATING ACTIVITIES
Loss for the period                                                    (1,809,252)          (900,540)
Add items not affecting cash
Depreciation and amortization                                             132,172            116,937
Deferred taxes                                                                  -             (8,118)
Gain on disposal of capital assets                                           (947)                 -
                                                                       (1,678,027)          (791,721)
Net change in non-cash working capital items relating to
operating activities
Accounts receivable                                                        (1,003)            30,796
Inventory                                                                       -                339
Deposits and prepaid expenses                                           1,116,949           (127,866)
Accounts payable and accrued liabilities                                 (317,090)          (100,459)
Cash used in operating activities                                        (879,171)          (988,911)

INVESTING ACTIVITIES
Purchase of capital assets                                                (35,867)           (21,234)
Proceeds on disposal of capital assets                                     19,450                  -
Cash used in investing activities                                         (16,417)           (21,234)

FINANCING ACTIVITIES
Issuance (repayment) of long-term debt                                   (817,960)           593,250
(Increase) decrease in deferred charges                                    62,357            (81,038)
Issuance of common shares                                               1,705,588          3,274,342
Cash provided by financing activities                                     949,985          3,786,554

Effect of exchange rate changes on cash and equivalents                    (1,018)           (72,847)

Net increase in cash and term deposits                                     53,379          2,703,562
Cash (overdraft) and term deposits, beginning of period                 1,981,232             (4,578)
Cash and term deposits, end of period                                   2,034,611          2,698,984

Cash interest paid                                                         28,602             21,702
RADIANT ENERGY CORPORATION AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW - UNAUDITED
THREE MONTHS ENDED JULY 31, 2000 AND 1999
                                                                         JULY 31,           JULY 31,
                                                                           2000               1999

OPERATING ACTIVITIES
Loss for the period                                                      (825,014)          (277,739)
Add items not affecting cash
Depreciation and amortization                                              15,912              3,137
Deferred taxes                                                                  -            (16,020)
Gain on disposal of capital assets                                           (947)                 -

                                                                         (810,049)          (290,622)

Net change in non-cash working capital items relating to
operating activities
Accounts receivable                                                        34,173                796
Inventory                                                                       -                339
Deposits and prepaid expenses                                             (61,955)          (151,251)
Accounts payable and accrued liabilities                                 (121,722)          (235,516)
Cash used in operating activities                                        (959,553)          (676,254)

INVESTING ACTIVITIES
Purchase of capital assets                                                 (7,833)            (5,791)
Proceeds on disposal of capital assets                                     19,450                  -
Cash provided by (used in) investing activities                            11,617             (5,791)

FINANCING ACTIVITIES
Issuance (repayment) of long-term debt                                   (287,435)           316,374
(Increase) decrease in deferred charges                                    22,928            (81,038)
Issuance of common shares                                                 391,670          3,155,124
Cash provided by financing activities                                     127,163          3,390,460
Effect of exchange rate changes on cash and equivalents                    (1,018)           (20,672)

Net decrease in cash and term deposits                                   (821,791)        (2,687,743)
Cash and term deposits, beginning of period                             2,856,402             11,241
Cash and term deposits, end of period                                   2,034,611          2,698,984
Cash interest paid                                                          1,513             21,402
RADIANT ENERGY CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                Accumulated
                                                                   other
                                      Common     Comprehensive comprehensive    Retained
                                      stock         income        income        Earnings           Total
                                         $             $             $              $                  $
Balance, October 31, 1998             5,243,320                      9,922      (4,827,339)      425,903

Net loss                                      -    (1,371,556)           -      (1,371,556)   (1,371,556)
Foreign currency translation, net of tax      -        (4,542)      (4,542)              -        (4,542)
Comprehensive income                               (1,376,098)           -               -             -
Proceeds on issue of shares                         3,477,719            -               -     3,477,719
Balance, October 31, 1999                           8,721,039        5,380      (6,198,895)    2,527,524

Net loss                                      -    (1,809,252)           -      (1,809,252)   (1,809,252)
Foreign currency translation, net of tax      -             -            -               -             -
Comprehensive income                               (1,809,252)           -               -             -
Proceeds on issue of shares           1,705,588             -            -               -     1,705,588
Balance, July 31, 2000               10,426,627                      5,380      (8,008,147)    2,423,860
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited consolidated condensed financial statements of Radiant Energy Corporation (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the results for the interim period ended July 31, 2000, have been included. Operating results for the nine-month period ended July 31, 2000, are not necessarily indicative of the results that may be expected for the full year. All capitalized terms used in these notes to consolidated condensed financial statements that are not defined herein have the meanings given to them in the consolidated condensed financial statements and notes to consolidated condensed financial statements contained in the Company's registration statement on Form 10-SB filed with the SEC on February 24, 2000.

U.S. GAAP

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles.

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

MATERIAL CONTRACT

On December 20, 1999 the Company sold it's Newark Facility to a wholly owned subsidiary of Boeing Capital, MDFC, for $3,383,700. The facility cost $2,914,000 to construct. Contemporaneously with the sale, the Company leased the Facility for a period of seven years at a monthly rental of approximately $49,000 plus 10% of the monthly deicing revenue.

SHARE CAPITAL

Shares authorized
Unlimited number of common shares

Issued and outstanding                                                             Number        Stated
                                                                                 of shares       capital
                                                                                                       $

Outstanding at October 31, 1999                                                 12,027,934     8,721,039

Issued upon conversion of 7% debentures - net of costs                             951,932       682,158
Issued upon conversion of stock options                                            539,075       642,355
Issued upon conversion of stock options - Boeing Capital Services Corporation      415,579       381,075

                                                                                 1,906,586     1,705,588
Outstanding at July 31, 2000                                                    13,934,520    10,426,627

Following, is information about the computation of earnings per share data for the periods ended July 31, 2000 and July 31, 1999.

                                                                       Per-Share
                                                     Numerator         Denominator      Amounts

                                                     Nine months ended July 31, 2000

Net loss                                             $ (1,809,252)

Basic earnings per share,
income available to common shareholders              $ (1,809,252)    13,068,440      $(0.14)

                                                     Nine months ended July 31, 1999

Net loss                                              $  (900,540)

Basic earnings per share,
income available to common shareholders               $  (900,540)     8,7,03,397      $(0.10)

At July 31, 2000 options for the purchase of 976,261 shares were outstanding. At July 31, 1999 options to purchase 1,827,478 were outstanding and at July 31, 1999 the Company had 6% secured convertible debentures outstanding that were convertible to 105,840 shares and at July 31, 1999 the Company had 7% secured convertible debentures outstanding that were convertible to 1,103,652 shares. Diluted earnings per share for July 31, 2000 and July 31, 1999 have not be presented. The options and shares to be issued on conversion of convertible debentures would have an anti-dilutive impact as a result of losses being reported for these periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS.

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. For this purpose, any statements that are not statements relating to historical facts may be considered forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects", and similar expressions are intended to identify forward-looking statements. In addition, forward looking statements include, but are not limited to, statements regarding future financing needs, future revenues, future profitability and factors affecting future liquidity. A number of important factors could cause the Company's actual results to differ materially from those indicated in the forward-looking statements in this discussion. Reference is made to the information under the heading "Risk Factors and Investment Considerations" under "Item 1. Description of Business" contained in the Company's Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on February 24, 2000, which information is incorporated herein by reference. The forward-looking statements contained in this discussion represent the Company's judgement to update these forward-looking statements.

The following discussion and analysis presents a review of the consolidated condensed operating results and financial condition of Radiant Energy Corporation (the "Company") and its subsidiary Radiant Aviation Services, Inc. ("RAS") for the nine month period ended July 31, 2000 and 1999. This discussion and analysis should be read in conjunction with the Consolidated Condensed Financial Statements and Notes thereto contained in the Company's Registration Statement on Form 10-SB filed with the SEC on February 24, 2000.

DISCUSSION OF FINANCIAL CONDITION CHANGES FROM OCTOBER 31, 1999 TO JULY 31, 2000

All dollar amounts referred to in the following discussion are based on the July 31, 2000 Canadian dollar exchange rate of $1.4870 per U.S. dollar where applicable.

Reference is made to the discussions under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company's Registration Statement on Form 10-SB As filed with the SEC on February 24, 2000 which is incorporated herein by reference. The following discussion reflects changes since that discussion.

LIQUIDITY AND CAPITAL RESOURCES

During the nine month period ended July 31, 2000, the Company's working capital decreased from $2,315,000 to $1,578,000, primarily as a result of continuing operating losses that were partially offset by financing activities. During that period, deposits and prepaid expenses decreased from $1,203,316 to $86,146. Deposit and prepaid expenses at October 31, 1999 included deposits with suppliers of $1,152,000, which decreased to nil as a result of the completion of the InfraTek® 2000 System at the Newark International Airport and without the commencement of any new installations.

SHORT AND LONG TERM LIQUIDITY

Management expects that cash on hand will be sufficient to meet reasonably foreseeable minimum working capital, capital expenditures and rental requirements until January 2001. There is no assurance that assumed levels of revenues and expenses will prove to be accurate. Unless the Company is able to secure additional sales during the period, the Company will need to secure additional financing in order to fund its continuing operations beyond January 2001. Based on the Company's low sales and revenues to date, it currently anticipates that it will need to raise substantial additional funds in order to continue to develop its business.

The Company is considering raising funds by selling additional securities; there can be no assurance that any such efforts to raise funds will succeed.

In the event the Company is unable to generate sales or raise funds selling securities, the Company may be forced to reduce its level of operations and postpone planned development.

The Company's ability to open new de-icing installations is dependent upon its ability to finance their construction. Currently, the Company has an arrangement with Boeing Capital, which could provide financing to a maximum of $10 million. However, Boeing Capital is under no obligation to provide any financing. In the event that Boeing Capital does not provide financing, the Company will be required to secure financing from other sources. There can be no assurance that the Company will be able to obtain any such financing.

During the nine month period ended July 31, 2000, the Company issued common stock as a result of conversion of its 7% convertible subordinated debentures, exercises of incentive stock options by employees, directors and consultants, and exercise of stock options by Boeing Capital Services Corporation. In summary, capital stock was changed by these transactions as follows:

                                                                                      Number       Stated
                                                                                   of shares      capital
                                                                                                        $

Outstanding at October 31, 1999                                                    12,027,934   8,721,039

Issued upon conversion of 7% debentures - net of costs                                951,932     682,158
Issued upon conversion of stock options                                               539,075     642,355
Issued upon conversion of stock options - Boeing Capital Services Corporation         415,579     381,075
                                                                                    1,906,586   1,705,588
Outstanding at July 31, 2000                                                       13,934,520  10,426,627

After giving effect to these transactions, there were the following options outstanding as of July 31, 2000:

  shares at prices ranging from $0.77 to $4.03 and total potential gross proceeds of $1,175,556; and

  Boeing options to purchase 237,566 shares at $0.91 per share and total potential gross proceeds of $215,678 (Boeing exercised options to purchase 92,080 of these for $84,394 after the end of the period).
RESULTS OF OPERATIONS

During the nine months ended July 31, 2000, the Company installed an InfraTek System 2000 at the Newark International Airport. On December 20, 1999, the system was turned over to the operator, Continental Airlines, Inc. ("Continental") to commence training and to start the process of system integration into their de-icing operations. By the end of January, having treated over 20 aircraft, the training and integration phase was substantially completed. Integrated operations began on February 3, 2000. By April 30, 2000, Continental had treated over 60 aircraft at the facility.

REVENUE

For the nine months ended revenues and the costs of sales related to revenues were as follows:

                                                           Deicing
                                           System       service centre    Maintenance
                                           sales         operations         services              Total
                                             $                $                 $                     $

REVENUE
Sales                                   3,383,700            25,217           19,200          3,428,117

Cost of sales
Installation cost                       2,914,074                 -                -          2,914,074
Rent                                            -           352,315                -            352,315
Revenue participation                           -             2,529                -              2,529
Other cost of sales                             -            11,790            1,235             13,025

Gross margin                              469,626          (341,417)          17,965            146,174

During the nine month period ended July 31, 2000, RAS received $3,383,700 from the sale of the InfraTek 2000 System installed at Newark International Airport to MDFC Equipment Leasing Corporation (“MDFC”). RAS entered into an agreement to lease the facility back from MDFC. The lease provides for monthly rental payments of approximately $49,000 per month for eighty four months commencing January 20, 2000 in arrears plus 10% of deicing revenues. The Newark Facility was placed in operation on December 20, 1999 and generated $25,217 in revenue during the period. The Company also received $19,200 in maintenance revenue from the InfraTek system at Rhinelander Airport in Wisconsin. The Company’s sales or revenues during the nine month period ended July 31, 1999 were $350.

Interest income in the first nine months was $101,622 in 2000 compared to nil in 1999. The Company received interest income on its daily cash balances and from low risk term deposits.

MARKETING EXPENSES

During the nine month period, the Company continued to expand its marketing efforts. Marketing expenses in the period were $724,700 compared to $236,914 in 1999. For the same period ended July, 31 1999, the Company incurred costs related to one sales person for seven months and limited expenditures on general market activities such as advertising, travel and trade shows. As at July 31, 2000 the Company’s marketing department consisted of six individuals and incurred costs during the nine months ended July 31, 2000 related to new sales material, advertising, travel and trade shows.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the first nine months increased to $971,416 in 2000 from $391,633 in 1999. Staffing levels remained constant between 2000 and 1999. The Company incurred higher legal and accounting expenses related to the registration of its Shares under The Securities Exchange Act of 1934. During the nine month period ended July 31, 2000, the Company incurred additional administrative expenses for consulting fees in connection with the Boeing financing, for consulting fees related to investor relations and for executive search costs related to the recruitment of senior executives.

RESEARCH AND PRODUCT DEVELOPMENT COSTS

For the nine month period ended July 31, 2000 research and development costs increased to $223,550 from $121,237 in the corresponding period during 1999. The increase in research and development costs in the current period resulted from the engagement of an independent aviation consultant to conduct comparative tests of the InfraTek treatment with conventional deicing methods with respect to refreezing on aerodynamically quiet areas of aircraft wings and increased engineering personnel. The Company also continued research on optional equipment that could be incorporated into the system.

INTEREST ON LONG-TERM DEBT

Interest expense for the nine months ended July 31, 2000 decreased to $5,210 from $31,730 in 1999. Interest expense in 1999 related to the 6% debentures, which were converted to common shares during October 1999, the 9% secured loan that was retired in May 1999 and the 7% debentures issued during May 1999, which were converted to common shares by July 31, 2000.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization for the nine month ended July 31, 2000 increased to $132,172 from $116,937 in 1999. The increase primarily resulted from amortization of the costs related to the issuance of the 7% debenture.

PROVISION FOR INCOME TAX

At October 31, 1999, the Company had Canadian non-capital losses of approximately $424,000 and net operating losses of approximately $5,930,000 for tax purposes in the United States. For the nine months ended July 31, 2000 the Canadian non-capital losses incurred in the period were approximately $233,000 and the net operating losses incurred in the United States in the period were approximately $1,558,000. These losses may be carried forward to reduce taxable income in future years. The future benefit of these tax losses have not been recorded in the financial statements.

If not utilized, the Company's cumulative Canadian losses as of July 31, 2000 will expire as follows:

         2002                                 120,000
         2003                                  18,000
         2005                                 154,000
         2006                                 132,000
         2007                                 233,000

If not utilized, the Company's cumulative United States losses as of July 31, 2000 will expire as follows:

         2009                                   3,000
         2010                                 686,000
         2011                               1,441,000
         2012                               1,178,000
         2018                               1,686,000
         2019                                 936,000
         2020                               1,558,000

In addition, the Company has approximately $87,000 of cumulative costs relating to the issues of Shares, which are deductible over the next three years. The potential income tax benefits relating to these accumulated losses have not been recorded in the Company's accounts.

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

         The options indicated below as granted under the Company's stock option plan were granted either (a) to persons who were directors of the Company in private transactions that were exempt under Section 4(2) of the Securities Act, or (b) exclusively in Canada to non U.S. persons at a time when the Company reasonably believed that there was no substantial U.S. market interest in either the options or the common stock the options were convertible into. The Company advised each option holder of the restricted nature under the Securities Act of the common stock purchasable on exercise of the options. For the foregoing reasons, the exercise of the options granted under the Company’s stock option plan was exempt from registration under Section 4(2) of the Securities Act. Both the grant and exercise of the options under the stock option plan were also exempt under SEC Rule 701. The options were issued under the Company’s written stock option plan, the aggregate exercise price of those options did not exceed $1,000,000 during any consecutive 12 month period, and the persons to whom options were granted were given copies of the option plan and of the options granted to them. The options exercised by Boeing Capital Corporation were issued to it in a privately negotiated transaction with a single accredited investor.

Date                  Number and Class                Method of Sale             Securities Act
                      of Securities Sold                                              Exemption

May 1, 2000           1,043 Common shares at          Conversion of 7% debenture      Section 3 (a) (9)
                      $.78 (Cdn $1.15 per share)
May 2, 2000           6,000 Common shares at          Conversion of 7% debenture      Section 3 (a) (9)
                      $.78 (Cdn $1.15 per share)
May 2, 2000           10,000 Common shares at         Conversion of 7% debenture      Section 3 (a) (9)
                      $.78 (Cdn $1.15 per share)
May 10, 2000          110,840 Common shares at        Exercise of options by          Section 4 (2)
                      $.90 (Cdn $1.35 per share)      Boeing Capital Services
                                                      Corporation
May 15, 2000          10,000 Common shares at
                      $2.30 (Cdn $3.45 per share)     Exercise of options by          Section 4 (2)
                                                      granted under Company           Rule 701
                                                      Stock Option Plan
May 18, 2000          6,956 Common shares at          Conversion of 7% debenture      Section 3 (a) (9)
                      $.78 (Cdn $1.15 per share)
May 22, 2000          3,652 Common shares at          Conversion of 7% debenture      Section 3 (a) (9)
                      $.78 (Cdn $1.15 per share)
May 25, 2000          26,088 Common shares at         Conversion of 7% debenture      Section 3 (a) (9)
                      $.78 (Cdn $1.15 per share)
May 25, 2000          2,869 Common shares at          Conversion of 7% debenture      Section 3 (a) (9)
                      $.78 (Cdn $1.15 per share)
May 27, 2000          6,000 Common shares at          Conversion of 7% debenture      Section 3 (a) (9)
                      $.78 (Cdn $1.15 per share)
May 27, 2000          26,001 Common shares at         Conversion of 7% debenture      Section 3 (a) (9)
                      $.78 (Cdn $1.15 per share)
May 30, 2000          14,957 Common shares at         Conversion of 7% debenture      Section 3 (a) (9)
                      $.78 (Cdn $1.15 per share)
May 30, 2000          173 Common shares at            Conversion of 7% debenture      Section 3 (a) (9)
                      $.78 (Cdn $1.15 per share)
May 30, 2000          106,352 Common shares at        Conversion of 7% debenture      Section 3 (a) (9)
                      $.78 (Cdn $1.15 per share)
May 30, 2000          44,784 Common shares at         Conversion of 7% debenture      Section 3 (a) (9)
                      $.78 (Cdn $1.15 per share)
May 30, 2000          260 Common shares at            Conversion of 7% debenture      Section 3 (a) (9)
                      $.78 (Cdn $1.15 per share)
May 30, 2000          14,261 Common shares at         Conversion of 7% debenture      Section 3 (a) (9)
                      $.78 (Cdn $1.15 per share)
May 30, 2000          3,652 Common shares at          Conversion of 7% debenture      Section 3 (a) (9)
                      $.78 (Cdn $1.15 per share)
May 30, 2000          70,002 Common shares at         Conversion of 7% debenture      Section 3 (a) (9)
                      $.78 (Cdn $1.15 per share)
May 30, 2000          3,478 Common shares at          Conversion of 7% debenture      Section 3 (a) (9)
                      $.78 (Cdn $1.15 per share)
June 6, 2000          19,450 Common shares at         Exercise of options             Section 4 (2)
                      $.94 (Cdn $1.40 per share)      granted under Company           Rule 701
                                                      Stock Option Plan
July 15, 2000         2,344 Common shares at          Conversion of 7% debenture      Section 3 (a) (9)
                      $.98 (Cdn $1.45 per share)
Item 3. Defaults Upon Senior Securities

         None.

Item 4. Submission of Matters to a Vote of Securities Holders

         None.

Item 5. Other information

         None.

Item 6 Exhibits and reports on Form 8-K

        (a)     Exhibits. The following exhibits are filed as part of this report.
        2.      Plan of acquisition, re-organization, etc. - N/A
        3.(i)(a)Articles of Incorporation dated October 21, 1994; Articles of Amendment dated October 5, 1995 - (1)
        3.(i)(b)Certificate of Amalgamation dated February 21, 1996; Certificate of Continuance dated February 21, 1996 - (1)
        3.(i)(c)Articles of Amendment dated May 24, 2000 - (2)
        3.(ii)  By-laws - (1)
        4.      Instruments defining the rights of security holders - N/A
        10.     Material Contracts:
        10.1    Agreement dated June 30, 1999, among and between Boeing Capital Services Corporation, Charles John Chew and others - (1)
        10.2    Agreement dated June 30, 1999 between the Company and Boeing Capital Services Corporation - (1)
        10.3    Agreement dated June 24, 1999 between Radiant Aviation Services, Inc. and Continental Airlines Inc. - (1)
        10.4    Agreement dated May 10, 1999 between the Company and Lufthansa Engineering and Operational Services GMBH - (1)
        10.5    Agreement between the Company and C. John Chew dated October 30, 1998 - (1)
        10.6    Agreement between the Company and Timothy P. Seel dated November 1, 1999 - (1) *
        10.7    Agreement between the Company and Robert D. Maier dated November 30, 1998 - (1) *
        10.8    Agreement between the Company and Colin V.F. Digout dated February 2, 1999 - (1) *
        10.8    Agreement between the Company and Timothy P. Seel dated July 31, 1998 - (1)*
        10.9    Lease Agreement dated December 20, 1999 between Radiant Aviation Services, Inc. and MDFC Equipment Leasing Corporation - (1)
        10.10   Company Stock Option Plan, as amended April 3, 1998 - (1)*
        10.11   Patent Royalty Agreement between Messrs. Chew and Seel and the Company dated January 29, 1995 - (1)
        11.0    Statement of Computation of Per Share Earnings - N/A
        15.0    Letter on Unaudited Interim Financial Information - N/A
        18.0    Letter re change in accounting principles - N/A
        19.0    Reports furnished to security holders - N/A
        22.0    Published report re matters submitted to vote - N/A
        23.0    Consent of experts and Counsel - N/A
        24.0    Power of attorney - N/A
        27.0    Financial Data Schedule - filed herewith.
_______________________

        *       Compensation plan or arrangement
        (1)     Filed with the Commission on February 24, 2000 as an exhibit to the Registration Statement on
                Form 10-SB of the registrant and incorporated herein by reference.
        (2)     Filed with the Commission on June 13, 2000 as an exhibit to the Form 10-QSB report of the registrant and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act , the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     RADIANT ENERGY CORPORATION

DATED:  AUGUST 29, 2000                              BY:  s/COLIN V. F. DIGOUT
                                                        Colin V.F. Digout
                                                        Chief Operating Officer,
                                                        Chief Financial Officer
                                                        Secretary

DATED:  AUGUST 29, 2000                              BY:  s/TIMOTHY P. SEEL
                                                        Vice President Engineering

FINANCIAL DATA SCHEDULE

5-02 (1)          Cash and cash items                                           2,034,611
5-02 (2)          Marketable securities                                                 -
5-02 (3) (a) (1)  Notes and accounts receivable-trade                               1,003
5-02 (4)          Allowances for doubtful accounts                                      -
5-02 (6)          Inventory                                                        13,912
5-02 (9)          Total current assets                                          2,135,672
5-02 (13)         Property, plant and equipment                                   921,451
5-02 (14)         Accumulated depreciation                                        346,634
5-02 (18)         Total assets                                                  3,047,286
5-02 (21)         Total current liabilities                                       557,995
5-02 (22)         Bonds, mortgages and similar debt                               121,929
5-02 (28)         Preferred stock-mandatory redemption                                  -
5-02 (29)         Preferred stock-no mandatory redemption                               -
5-02 (30)         Common stock                                                 10,426,627
5-02 (31)         Other stockholders' equity                                   (8,002,767)
5-02 (32)         Total liabilities and stockholders' equity                    3,047,286
5-03 (b) 1 (a)    Net sales of tangible products                                3,383,700
5-03 (b) 1        Total revenue                                                 3,428,117
5-03 (b) 2 (a)    Cost of tangible goods sold                                   2,914,074
5-03 (b) 2        Total costs and expenses applicable to sales and revenues     3,281,943
5-03 (b) 3        Other costs and expenses                                      2,057,048
5-03 (b) 5        Provision for doubtful accounts and notes                             -
5-03 (b) (8)      Interest and amortization of debt discounts                       5,210
5-03 (b) (10)     Income before taxes and other items                          (1,809,252)
5-03 (b) (11)     Income tax expense                                                    -
5-03 (b) (14)     Income/loss continuing operations                            (1,809,252)
5-03 (b) (15)     Discontinued operations                                               -
5-03 (b) (17)     Extraordinary items                                                   -
5-03 (b) (18)     Cumulative effect-changes in accounting principles                    -
5-03 (b) (19)     Net income or loss                                           (1,809,252)
5-03 (b) (20)     Earnings per share-primary                                        (0.14)
5-03 (b) (20)     Earnings per share-fully diluted                                  (0.14)