Form 10QSB/A
period 2000-07-31
RADIANT ENERGY CORP
filed 2000-09-29
CIK 1107415

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

AMENDMENT NUMBER 1 TO FORM 10-QSB

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

RADIANT ENERGY CORPORATION AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS - UNAUDITED
THREE MONTHS ENDED JULY 31, 2000 AND 1999
                                                                         JULY 31,           JULY 31,
                                                                           2000               1999

REVENUE
Sales                                                                            -                 -
Operating expenses, exclusive of depreciation and amortization
shown separately below                                                    142,275                  -

Gross margin                                                             (142,275)                 -
Interest income                                                            35,324                  -
                                                                         (106,951)                 -

EXPENSES
Marketing                                                                 304,703             82,566
General and administrative                                                326,282            133,335
Research and product development                                           70,691             38,823
Depreciation and amortization                                              15,912              7,131
Interest                                                                      475             15,884
                                                                          718,063            277,739

Loss for the period                                                      (825,014)          (277,739)

Deficit, beginning of period                                           (7,183,133)        (5,450,140)
Deficit, end of period                                                 (8,008,147)        (5,727,879)

Basic loss per common share                                                 (0.06)             (0.03)

Weighted average number of shares                                      13,812,442          9,782,099
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
RADIANT ENERGY CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                Accumulated
                                                                   other
                                      Common     Comprehensive comprehensive    Retained
                                      stock         income        income        Earnings           Total
                                         $             $             $              $                  $
Balance, October 31, 1998             5,243,320                      9,922      (4,827,339)      425,903

Net loss                                      -    (1,371,556)           -      (1,371,556)   (1,371,556)
Foreign currency translation, net of tax      -        (4,542)      (4,542)              -        (4,542)
Comprehensive income                          -    (1,376,098)           -               -             -
Proceeds on issue of shares           3,477,719             -            -               -     3,477,719
Balance, October 31, 1999             8,721,039                      5,380      (6,198,895)    2,527,524

Net loss                                      -    (1,809,252)           -      (1,809,252)   (1,809,252)
Foreign currency translation, net of tax      -             -            -               -             -
Comprehensive income                          -    (1,809,252)           -               -             -
Proceeds on issue of shares           1,705,588             -            -               -     1,705,588
Balance, July 31, 2000               10,426,627                      5,380      (8,008,147)    2,423,860
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

                                                                       Per-Share
                                                     Numerator         Denominator      Amounts

                                                     Nine months ended July 31, 2000

Net loss                                             $ (1,809,252)

Basic earnings per share,
income available to common shareholders              $ (1,809,252)    13,068,440      $(0.14)

                                                     Nine months ended July 31, 1999

Net loss                                              $  (900,540)

Basic earnings per share,
income available to common shareholders               $  (900,540)     8,703,397      $(0.10)

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

                                                     RADIANT ENERGY CORPORATION

DATED:  September 29, 2000                          BY: /s/ Colin V.F. Digout
                                                        Name: Colin V.F. Digout
                                                        Title: Chief Financial Officer

                                                     CHIEF FINANCIAL OFFICER:

DATED:  September 29, 2000                            /s/ Colin V.F. Digout
                                                        Colin V.F. Digout
                                                        Chief Financial Officer

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