Form 10KSB
period 2000-10-31
RADIANT ENERGY CORP
filed 2001-01-29
CIK 1107415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 000-29663

RADIANT ENERGY CORPORATION
(Exact name of registrant as specified in its charter)

Canada N/A
(State or other jurisdiction of (IRS Employer
incorporation or organization) Identification No.)

40 Centre Drive, Orchard Park, NY 14127
(Address of principal executive offices) (Zip Code)

Issuers telephone number (716) 662-0022

Securities registered pursuant to Section 12(g) of the Act:
Common Stock
(Title of each class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x]Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements, incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for the most recent fiscal year $3,432,583

State the aggregate market value of the voting and non voting common equity held by non- affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of a specified date within the past 60days:

$12,783,490 based on December 29, 2000 closing share price.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 14,026,600 shares of Common Stock as of January 19, 2001.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement in the form in which it will be filed with the Securities and Exchange Commission and used in connection with the Registrant's annual meeting of shareholders to be held on March 29, 2001 are incorporated by reference into Part III of this report.

Transitional Small Business Disclosure Format (check one): Yes [ _ ] No [ X]

PART I

Item 1. Description of Business.

General

Radiant Energy Corporation ("REC") is in the business of providing its patented INFRATEK® deicing technology and services to the commercial airline industry. It conducts all of its operations through its wholly owned operating subsidiary Radiant Aviation Services, Inc. ("RAS"). REC and RAS are sometimes referred to herein as the "Company." The Company has never generated a profit and, as a result, has accumulated a significant deficit.

Following four years of development and three years of field tests of the INFRATEK® technology at the Rhinelander Oneida County Airport in Wisconsin and the Greater Buffalo International Airport in New York, the Company opened its first major commercial deicing facility at Newark International Airport ("the Newark Facility") in New Jersey in December 1999. The Newark Facility is being operated by Continental Airlines, Inc. and revenues from operations at the facility are being shared between the Company and Continental. On December 20, 1999, the Newark Facility was sold to MDFC Equipment Leasing Corporation ("MDFC"), a wholly owned subsidiary of Boeing Capital Services Corporation ("Boeing Capital") and, contemporaneously, leased to the Company. On November 28, 2000 the Company announced that the Board of Directors at Kalamazoo- Battle Creek International Airport has reached an agreement to allow Radiant to install a deicing service center at the Kalamazoo Airport.

The Company's website is "www.radiantenergycorp.com." It has ten (10) employees as of January 19, 2001. All currency references in this document are in U.S. dollars, unless otherwise indicated.

The INFRATEK® Technology and Deicing System

Through the controlled combustion of natural or propane gas, the Company's proprietary heating devices melt accumulated ice and snow on aircraft. The heat energy generated by the devices does not harm the aircraft or the passengers inside. The Company's INFRATEK® technology combines infrared energy with a method of concentrating this energy; the technology is proprietary, patented and approved for use by the Federal Aviation Administration ("FAA"). In October 2000, Radiant announced that the FAA had completed and published guidelines for selection and implementation of an infrared deicing system. The announcement referred to the FAA including the INFRATEK® system in an advisory circular titled Design of Aircraft Deicing Facilities. The document provides universal guidelines for the establishment of INFRATEK® deicing facilities.

The Company's INFRATEK® system is housed in an open-ended structure. The heating devices are suspended from an arched frame over the aircraft. To begin the deicing process, an aircraft enters the structure and comes to a full stop. Passengers and crew remain on board. An operator enters information related to the aircraft into a computer. The computer then starts the heating devices, which produce the required amount of radiant heat energy to melt and evaporate the snow, ice and frost from the surface of the aircraft. The process time varies depending on the amount of snow, ice and frost on the aircraft. After the INFRATEK® system has been utilized, and the aircraft is "clean", it may be necessary, depending on weather conditions, to apply a chemical (glycol-based) anti-icing fluid to prevent accumulations of snow, ice or frost.

The following table is based upon Management's industry experience and opinion. It compares the INFRATEK® system to traditional, chemical deicing with glycol, assuming a mid-sized aircraft (e.g., a Boeing 737) with an average covering of snow, ice and frost.

	INFRATEK®	GLYCOL
Time to deice	3 to 20 minutes	5 to 25 minutes
Gas/Glycol Quantity	5 to 10 million BTUs	75 to 1,000 gallons
Cost per unit	$5.00/million BTU	$9 to $15 gallon - includes cost of glycol and recovery
Cost/Application (excluding Labor)	$25 to $50	$675 to $15,000
Equipment	INFRATEK®	Trucks, deicing equipment, and a containment system
Labor (Workers)	1 to 2	4 to 8

The INFRATEK® system's computerization enables a single operator to adjust the system for specific aircraft and various deicing conditions. The control system is PC-based and runs programs developed by the Company for the INFRATEK® application.

Advantages of the INFRATEK® System

Data collected from working installations demonstrate that the INFRATEK® system offers the following advantages over the traditional chemical deicing process:

  Operating cost savings;
  Improved and dependable throughput timing, contributing to greater airport efficiencies;
  Capital cost savings;
  Environmental risks are reduced; and
  Worker safety is improved.

Disadvantages of the INFRATEK® System

Management believes that the INFRATEK® system may have, or be perceived by the industry to have, the following disadvantages, compared to traditional deicing:

  The technology depends upon an electrical power source and an uninterrupted flow of natural gas; and
  The INFRATEK® system requires more space than chemical deicing trucks, resulting in higher real estate costs and is subject to the availability of real estate;

Commercialization of the INFRATEK® Technology

In March 1997 Prior Aviation Services, an aviation service company with extensive experience in aircraft deicing, commenced operation of the first commercial INFRATEK® system at the Greater Buffalo International Airport in New York.

In January 1998 Radiant realized its first sale of an INFRATEK® system to the Rhinelander Oneida County Airport in Wisconsin. The Company retained no rights to this system or to the revenues produced by it. During March 1998, the system commenced commercial operations. The INFRATEK® system deices approximately 50% of Rhinelander Airport’s air traffic, which consists primarily of commuter aircraft including Dash 8s and Beech 1900s. To date, over 175 deicings utilizing the INFRATEK® system have occurred at the Rhinelander Airport.

On December 20, 1999, the Company opened its first major installation of an INFRATEK® system at Newark International Airport. The 32,868 square foot facility was sold to MDFC, a wholly owned subsidiary of Boeing Capital, on December 20, 1999, and, contemporaneously, leased back to the Company. Continental has an option to purchase the Newark Facility. Continental operates the Newark Facility and charges airlines a per use deicing fee, which is shared with the Company.

The Market for INFRATEK® and Plan of Marketing

The potential users of the INFRATEK® system include commercial passenger airlines, air cargo haulers, military installations, and the general aviation industry.

The Company estimates the primary North American market of major hub, medium-sized and regional airports to be approximately 750 locations, with approximately an additional 750 locations in Europe. Some of these 1,500 locations have traffic volumes, which could justify installation of multiple INFRATEK® systems. Primary locations include those with suitable weather patterns, as well as some warm weather locations (e.g., Atlanta) where icing occurs. Company owned Deicing Service Centres (“DSCs”) are planned to be located in high-traffic locations to be operated by an airline, with direct sales taking place to the airports and the military. A DSC is an INFRATEK® system, which is either owned or leased by the Company and operated by an airline, airport authority, or third party.

The Company plans to generate revenues:

  By owning or leasing DSCs at major hub locations;
  Through direct sales to end users, with or without a per use deicing licensing fee; and
  From maintenance agreements.

Deicing Service Centres

The Company plans to own or lease INFRATEK® systems at the major airline hubs and enter into management contracts with an airline or general aviation service company to operate the system at the airport. Revenues will be shared between the Company and the operator of the system. The operator will be responsible for the operating costs.

Direct Sales

The Company also plans to sell INFRATEK® systems primarily to airports. The Company also plans to make direct sales to the military. As a condition of these sales, the purchaser may be assessed a royalty fee based on use.

Maintenance Contracts

The Company plans to offer maintenance services for INFRATEK® systems on a fixed fee basis.

THE AVIATION INDUSTRY AND DEICING

The Deicing of Aircraft

The aviation services industry includes aircraft fueling, cargo warehousing and maintenance of aircraft, ground support equipment and aircraft deicing. The FAA currently requires that aircraft prepared for flight must be free and clear of frozen contamination (frost, snow and ice). This requirement, the “clean aircraft concept”, has been a major factor in both the decrease in the number of ice related aircraft crashes since 1992 and the increase in the amount of glycol used in deicing.

Although the FAA regulates the airline industry, standards for deicing are determined by the airlines and individual airports. The traditional and most common method of aircraft deicing consists of spraying a mixture of hot water and the chemical glycol on the contaminated surfaces. A substantial capital investment in traditional deicing infrastructure has already been made by the airline industry, principally in tanker trucks equipped with booms, training programs, and contaminant recovery, removal and disposal facilities for used glycol.

The Environmental Issues

Environmental issues associated with glycol have prompted the Environmental Protection Agency to protest the increased utilization of chemical-based technologies for deicing operations. Glycol chemicals used in deicing fluids pose health hazards to operators including eye irritation, central nervous system depression, and kidney and liver damage. The environmental risks have prompted increasingly tighter procedures and techniques in the handling, use and disposal of these chemicals. As a result, airports are developing multi-million dollar deicing fluid recovery, containment and disposal facilities. The Company’s technology addresses these environmental and industry issues by providing a service that reduces operating costs, environmental risks, operating risks, and health risks by significantly reducing the need for these chemicals.

FAA Approval and Recognition

The FAA approved for use the INFRATEK® deicing system in 1997. In June 1997, the FAA awarded the Company its 1997 Environmental Award in recognition of the Company’s efforts to develop a more environmentally responsible method of deicing aircraft. The Company won the 1997 Technology and Innovation Award presented by Aviation Week & Space Technology Magazine. The editors of Discover Magazine nominated the Company for the magazine’s Award for Technological Innovation. In February 1998, the Federal Laboratory Consortium recognized the Company for its outstanding efforts in technology transfer between industry and federal agencies.

The INFRATEK® system has been designated by the FAA as eligible for Federal Airport Improvement Program and Passenger Facility Charge funding. As a result, U.S. airports are eligible to apply for funding from these programs for up to 90% of the total cost incurred to install an INFRATEK® system.

Environmentally Responsible Technology

Glycol used for deicing can enter streams, sewage and water supply systems serving suburban and urban communities, contaminating surface water and groundwater drinking systems. The Company’s technology eliminates the need for glycol chemicals used in the removal of ice, snow and frost from aircraft surfaces.

Depending on weather conditions, a light spraying of glycol may be applied to provide anti- icing protection. This last measure is not part of the INFRATEK® system and is common in the industry.

DEICING

Overview

Aircraft deicing consists of the pre-flight removal of ice, snow and frost from aircraft surfaces. Depending on weather conditions, the application of anti-icing chemicals may be required after the deicing process to prevent re-accumulation.

The use of deicing chemicals increased markedly in 1992 and 1993 as a result of a commercial airliner crash, which was suspected to be the result of improper deicing at LaGuardia Airport in New York. In response to this incident, the FAA mandated that aircraft be free of ice, snow and frost. Currently, aircraft deicing is primarily accomplished through the application of chemical deicing solutions. Due to the hazardous environmental and human safety effects of these chemicals, aircraft deicing operations are facing increasing regulations and costs.

The Traditional Chemical Deicing Process Using Glycol

Glycol is applied to aircraft as a hot liquid most commonly in a mixture of glycol and hot water. The hot water melts the ice; the glycol is added to the hot water so it does not refreeze on the aircraft. This mixture is applied under pressure using a nozzle mounted on a vehicle. The pressure of the liquid hitting the surface of the aircraft mechanically removes snow and ice, which is also melted by the heat of the solution. In addition, the antifreeze properties of the compound remove snow and ice. The solution that remains on the surface of the aircraft helps prevent refreezing. The amount of deicing solution used on an individual aircraft can range from 10 gallons for light frost on a small corporate jet to several thousand gallons for a large commercial aircraft. Aircraft deicing is performed by the airline or by a service company. Using conventional glycol sprays, airlines currently can pay between $675 and $15,000 to deice a narrow body passenger jet, depending on the amount of accumulation and weather conditions.

Traditional Deicing Environmental Infrastructure

Because most airports were built before environmental regulations for polluted water runoff were enacted, the infrastructure needed to control large quantities of deicing fluids does not exist at many airports. Deicing generally takes place directly on the tarmac. Deicing chemicals may enter the “runoff” and flow into nearby waterways. In 1987, under Clean Water Act revisions, storm water runoff was recognized under federal law as a serious water pollution problem, and the national storm water permit system was adopted to attempt to control polluted runoff from urban areas, including industrial sites.

To minimize the potentially hazardous effects of aircraft deicing, some airports use centralized deicing systems, which drain into recycling tanks or large retention ponds. Other airports collect storm water runoff through drains and treat it before discharging it into a sanitary sewage system. In addition, many larger airports conduct water-monitoring studies. At other airports, deicing fluid runoff flows directly into creeks and other tributaries.

Competition

The Company faces competition primarily from two sources: (i) existing chemical deicing methods and the related airport Ground Support Equipment ("GSE") infrastructure, and (ii) alternative deicing methods.

Ethylene and Propylene Glycol

The current method of deicing large aircraft is to first deice the critical aircraft surfaces using so-called “Type I,” “Type II,” or "Type IV," ethylene or propylene glycol fluids, which are specifically formulated for deicing applications(1). The Company’s principal competition, therefore, comes from the manufacturers of ethylene and propylene glycol technology in combination with the GSE industry infrastructure (i.e., deicing trucks, special booms, related procedures and training programs, and the substantial existing and planned contaminant removal and disposal facilities) and the companies committed to using glycol. Glycol manufacturers and the GSE industry infrastructure have been operating without any substantial competition from alternative deicing methods. The inertia implicit in the long-standing relationship between chemical-based deicing delivery systems, airports and airlines is strong and well entrenched.

The major producers of glycol in North America include Union Carbide, Dow Chemical, Saudi Basic Industries, Shell Oil, Occidental Petroleum, Texaco Chemical, and BASF.

Due to the potential environmental and human safety hazards posed by ethylene glycol use, several major U.S. airlines, as well as the U.S. Air Force, decided in 1993 to cease utilizing ethylene glycol for deicing. Instead, they now use propylene glycol, which has fewer adverse environmental effects than ethylene glycol. According to one producer, Arco Chemical Co., propylene glycol is as effective for deicing aircraft as is ethylene glycol, and has no harmful effects on humans in this application. However, anti-corrosion chemicals added to a propylene glycol deicer can render the substance just as toxic to aquatic life as ethylene glycol-based deicing fluids.

-------- (1) In many cases, so-called "Type II" fluid is then applied for anti-icing purposes to protect the deiced aircraft from re-accumulation of frozen contamination prior to and during takeoff. The need to apply such anti-icing chemicals to an aircraft after deicing is not eliminated by the utilization of the INFRATEK® system.

GSE Operators and Alternative Deicing Methods

The GSE industry has expanded and adapted its deicing equipment, materials, and operating standards in an effort to provide acceptable service to airline clients and comply with aviation and environmental regulations.

The increased attention placed on icing-related aircraft crashes has resulted in an increase in the use of deicing chemicals. This, in turn, has caused airport operating problems in the form of aircraft congestion and longer holdover times. Airports have attempted to address the congestion and holdover problems in a number of ways, including the construction of centralized remote deicing facilities removed from gate activity.

A number of glycol spray truck manufacturers are reviewing other forms of combined glycol and forced air, or hot forced air systems. Trials of alternative methods continue in the industry, with none having received widespread industry acceptance.

Intellectual Property

The Company was issued Patent #5,417,389 by the U.S. Patent and Trademark Office on May 23, 1995. The Patent was re-issued on December 28, 1999 as Patent #36468. The Patent covers two aspects of the proprietary INFRATEK® system:

  Generating and focusing specific electromagnetic wavelengths of radiant energy on a target surface; and
  Creating an increased component of radiant energy through natural or propane gas.

The Company was issued Trademark #2,072,371 for "Infratek" by the U.S. Patent and Trademark Office on June 17, 1997.

MATERIAL CONTRACTS

The Boeing Capital Investment Agreement

On June 30, 1999, the Company entered into an agreement with Boeing Capital pursuant to which Boeing Capital (1) purchased 2,292,260 shares of common stock of the Company (“Shares”) for $2,330,243; (2) was granted the option to purchase 653,145 Shares at a price of Cdn. $1.35 (U.S. $0.92 at June 30, 1999) per Share; and (3) was granted the right of first refusal to provide financing on a case by case basis to the Company for construction of INFRATEK® systems (the “Boeing Capital Investment Agreement”). The Boeing Capital Investment Agreement, among other things, grants Boeing Capital (1) proportionate representation on the Company’s board of directors and (2) pre-emptive rights and anti-dilution protection to enable Boeing Capital to maintain its proportionate equity interest in the Company should it elect to do so. In addition, Boeing Capital and certain shareholders have entered into an agreement, which provides that they will recommend to the board of directors that Boeing Capital be allowed to increase its ownership to 25%. The agreement also grants to Boeing Capital the right of first refusal with respect to all future financing of the Company’s products for the period ending on the fifth anniversary of the listing of the Company’s shares on any exchange or market in the United States. Boeing Capital’s rights under these agreements could potentially result in a change in control of the Company.

The Boeing Capital Corporation Financing Agreement

The Company entered into an agreement with Boeing Capital Corporation and its affiliates ("BCC") dated June 24, 1999 (the “BCC Financing Agreement”) in connection with entering into the Boeing Capital Investment Agreement. The BCC Financing Agreement provides that BCC will provide financing for the construction of up to four (4) INFRATEK® systems to an aggregate of $10 million. The BCC Financing Agreement provides that upon the construction of an INFRATEK® system by the Company, the Company will sell the system to BCC, which contemporaneously will lease the system to the Company. The lease term will be seven (7) years. The rent payable pursuant to the lease will be equal to the sum of (i) 1.432% of the equipment cost, and (ii) 10% of the monthly deicing revenue from such system. The Company will be responsible for maintaining insurance and all costs associated with the systems’ operations. The Company will have the option to purchase each INFRATEK® system at fair market value, not to exceed 37.5% of its original cost, at the expiration of the lease.

The Company sold the Newark Facility to a wholly owned subsidiary of Boeing Capital, MDFC, on December 20, 1999 for $3,383,700; the Newark Facility cost $2,943,355 to construct. Contemporaneously with the sale, the Company leased the Newark Facility for a period of eight years at a monthly rental of approximately $49,000 plus 10% of the monthly deicing revenue.

The Continental Airlines Agreement

On September 9, 1999, RAS entered into an agreement with Continental Airlines for, among other things, RAS to build an INFRATEK® system at a site controlled by Continental at Newark International Airport. This installation, the Newark Facility, was completed on December 20, 1999.

The Continental Agreement provides that Continental will (1) operate the Newark Facility, (2) pay for all operating costs, (3) pay RAS a fee (in accordance with an approved schedule of fees) for use of the INFRATEK® system, and (4) share equally in all net revenues generated for advertising sold to third parties, either on the inside or outside of the Newark Facility. RAS is responsible for costs of all future capital repairs.

The Continental Agreement also grants Continental the option to purchase the Newark Facility after May 1, 2000, and before the later of (i) May 1, 2002 or (ii) 30 days after the Newark Facility is completed. The purchase option price ranges from $3,322,793 on May 1, 2000 to $2,815,238 on May 1, 2002. If Continental exercises the purchase option, Continental will pay RAS $150 for each deicing treatment of a non-Continental aircraft and $75 for each deicing treatment of a Continental aircraft.

The Kalamazoo Agreement

On November 11, 2000 the Company signed a lease agreement with the Board of Directors at Kalamazoo- Battle Creek International Airport for the installation of a deicing service centers. The term of the lease is 7 years and will automatically renew for successive three-year periods until such time as either party provides 30 days written notice of termination prior to the beginning of the renewal period.

Under terms of the agreement, Radiant will own the facility and lease the land from the Kalamazoo Airport. Radiant will enter user agreements with the airlines operating at the airport based on a fixed-price fee for each aircraft treated in the deicing center.

The Lufthansa Agreement

On May 10, 1999, RAS entered into a contract with Lufthansa Engineering and Operational Services Gmbh for Lufthansa, on a non-exclusive basis, to provide for the installation, sale, maintenance and service of INFRATEK® systems in Europe and Scandinavia. Lufthansa was granted a right of first refusal, on a project by-project basis, for the installation, maintenance and service of INFRATEK® systems in these areas. RAS is obligated to pay Lufthansa 10,000 D.M., (U.S. $4,837 as of June 27, 2000), per year regardless of whether sales are made. If a sale is made by Lufthansa, RAS is obligated to pay a 5% commission on each sale. RAS has the right to cancel the contract after December 31, 2002 if Lufthansa has not sold a minium of two systems by that date. If not canceled, the Lufthansa contract will automatically renew for one (1) year periods beginning December 31, 2002, unless terminated by either party.

Distribution Agreement for Norway, Sweden, Denmark, Finland and Iceland

On March 17, 1997, the Company entered into a distribution agreement with Oakmoor Enterprises Inc. Under the distribution agreement, Oakmoor Enterprises was appointed the Company’s exclusive distributor of deicing systems in Norway, Sweden, Denmark, Finland and Iceland. Oakmoor Enterprises is required to sell a minimum of five deicing systems during the initial five-year term of the distribution agreement. The distribution agreement is automatically renewable for a further five-year term if the minimum sales requirement is met.

Corporate Development

REC was incorporated under the laws of Ontario, Canada on October 21, 1994 as a private company. On February 21, 1996, it was continued as a Canadian federal corporation and amalgamated with Northern Atlas Inc. (“Northern Atlas”), an inactive, publicly held Canadian corporation. The new company continued as Radiant Energy Corporation. REC was deemed the acquirer for accounting purposes and its assets and liabilities were recorded at their historic values at the date of acquisition.

Pursuant to the amalgamation, shareholders of Northern Atlas received one (1) share in the amalgamated company for every four (4) shares held of Northern Atlas; REC shareholders received two (2) shares in the amalgamated company (now REC) for each share held in their company. The amalgamation was approved by the shareholders of both companies. Immediately after the amalgamation, there were 6,461,837 common shares (“Shares”) of REC outstanding, approximately 96% of which were issued to the shareholders of REC prior to the amalgamation.

-------- (3) At June 27, 2000, one (1) Deutsche Mark (D.M.) equaled $.4837. (Source: Wall Street Journal.)

REC has one subsidiary, RAS, a New York corporation, incorporated on November 5, 1992, through which it conducts all of its operations. RAS changed its name from Process Technologies, Inc. effective March 29, 1999.

Enforceability of Certain Civil Liabilities

The enforcement by investors of civil liabilities under the United States federal securities laws may be adversely affected by the fact that REC is organized under the laws of Canada, and that some of REC’s officers and directors are neither citizens nor residents of the United States. There can be no assurance that (1) REC’s U.S. shareholders will be able to effect service of process within the United States upon such persons, (2) REC’s U.S. shareholders will be able to enforce, in United States courts, judgments against such persons obtained in such courts predicated upon the civil liability provisions of United States federal securities laws, (3) appropriate foreign courts would enforce judgments of United States courts obtained in actions against such persons predicated upon the civil liability provisions of the federal securities laws, and (4) the appropriate foreign courts would enforce, in original actions, liabilities against such persons predicated solely upon the United States federal securities laws.

Risk Factors and Investment Considerations

Investment in the Company's Shares is speculative and subject to many substantial risks.

        1.   Dependence Upon Relationships With Boeing Capital and Continental. The Company is dependent upon working relationships it has established, and agreements it has entered into, with Boeing Capital and Continental. These relationships and agreements have provided the Company with investment capital, operating expertise and marketing assistance. The Company would be adversely and materially affected in the event that either of these companies fails to perform its obligations under its respective agreements or the agreements are cancelled, or the respective relationships deteriorate.

        2.   The Company's Marketing Plan may need to be modified. As a relatively young company introducing a new technology, the Company will be regularly monitoring and reviewing its marketing plan in order to make appropriate modifications to it based upon feedback from the market. The Company presently plans to market its technology by (a) operating DSCs in conjunction with airline industry partners, and (b) selling deicing systems. There can be no assurance that this marketing plan will be effective or that management will be able to formulate an alternative marketing plan which will be effective. If the Company is unable to execute its current marketing plan or modify it, if necessary, the Company will be materially and adversely affected.

        3.   Resistance of Airline Industry to the Company's Technology. There may be substantial resistance by the airline industry to the adoption of the Company’s INFRATEK® technology. Such resistance could be caused by any one or more of the following factors: (a) uncertainty of effectiveness, safety and cost of the INFRATEK® system, (b) additional capital expenditures required to implement INFRATEK® deicing technology, (c) concerns about general liability issues respecting INFRATEK® deicing technology, (d) substantial existing investments in traditional chemical deicing infrastructure and methods, and (e) substantial investment in glycol containment systems, which will continue to be required (for anti-icing) with the INFRATEK® system. If the Company is unable to successfully overcome any such resistance, the Company will be materially and adversely affected.

        4.   Environmental Issues and Liabilities. Although the Company's INFRATEK® deicing system does not use hazardous chemicals for deicing, hazardous deicing chemicals are regularly used after the INFRATEK® system to prevent new ice build-up. Accordingly, the Company’s operations could be affected by environmental issues and liabilities encountered by the traditional chemical deicing industry. Some of these issues involve (a) worker safety, (b) protection of the environment, (c) construction of facilities to collect, contain and dispose of the chemicals, and (d) compliance with governmental regulations. The failure of the Company to effectively address and resolve such issues as they are anticipated or arise could have a material, adverse affect on the business.

        5.   Substantial Lease Obligations. The Company presently has substantial lease obligations to an affiliate of Boeing Capital, and minimal revenues from operations. If the Company is unable to satisfy its lease obligations, the Company will be materially and adversely affected.

        6.   The Company's Business is Dependent Upon the Weather. Demand for deicing services only exists when weather conditions of frost, freezing rain, sleet and snow are present. Accordingly, the Company’s business is cyclical, being linked to the seasons and weather patterns. Since the Company’s initial market focus is North America, management believes that the peak demand for its services will be approximately six (6) months long from approximately November 1 - April 30. If North America experiences unseasonably mild weather, there will be reduced demand for deicing in general and reduced demand for the Company’s INFRATEK® system, in particular. Mild weather would have a materially adverse affect on the Company.

        7.   Sufficiency of Liability Insurance. The Company presently has $100,000,000 in general liability coverage. In addition, Continental maintains general liability coverage of $100,000,000, which only covers the Company with respect to operations with Continental. There can be no assurance that these insurance policies are adequate for the Company’s operations or that they will be maintained. If claims are made against the Company for losses allegedly incurred as a result of the Company’s technology or operations and insurance coverage is not in effect or adequate, the Company would be materially and adversely affected.

        8.   Additional Technical Development of the INFRATEK® Technology may be required. The Company is considering making certain modifications to the INFRATEK® system in order to increase its efficiency and lower operating costs. Presently, the most important change being considered by management involves the integration of a system of air blowers into the process which would remove accumulated, loose snow prior to applying the infrared energy from the Company’s heating devices. There can be no assurance that the Company will be able to develop and integrate an air blower system into the INFRATEK® system that will increase the system efficiency or result in reduced operating costs, or that any other desirable or necessary modifications can be made cost effectively, or at all. In any of these events, the Company could be materially and adversely affected.

        9.   Additional Financing Requirements and Access to Capital. The Company has incurred recurring losses and has an accumulated deficit in the amount of $9,550,605 as at October 31, 2000. During the year ended October 31, 2000, the Company’s working capital decreased from $2,314,955 to $888,580, primarily as a result of continuing operating losses that were partially offset by financing activities. Management expects that cash on hand and funds from operations will be sufficient to meet reasonably foreseeable working capital expenditures, capital expenditures, rental requirements and operating requirements until approximately February 15, 2001. There is no assurance that anticipated levels of revenues and expenses will prove to be accurate. As at December 31, 2000, the Company had past due payables in the amount of approximately $378,000. The Company expects that its trade payables deficiencies will not significantly impact its operations in the period to February 15, 2001. The Company expects that if it is unable to secure additional financing by February 15, 2001, there will be a material negative impact on its operations. Based on the Company’s low sales and revenues to date, it currently anticipates that it will need to raise substantial additional funds in order to continue to develop its business.

        10.   New Business; Continued Dependence on Securing Additional Financing; Shareholder Dilution. The Company is subject to all of the risks attendant to young business ventures including, without limitation, raising capital, acquiring or developing complementary services or technologies which can be marketed as intended, entering into strategic relationships with other companies, obtaining necessary personnel, establishing and/or penetrating markets for such services, and achieving profitable operations, of which there can be no assurance. Investors should not purchase any Shares unless they are prepared, and can afford, to lose their entire investment.

        11.   As a young business having low sales and revenues, management anticipates that the Company will be dependent over the foreseeable future upon securing additional financing, of which there can be no assurance. In order to obtain additional financing, if available, it is likely that the Company will sell additional Shares or financial instruments, which are exchangeable or convertible into Shares, resulting in substantial dilution to all shareholders. In order to provide incentives to current employees and offer attractive compensation packages to prospective employees and consultants, the Company intends to continue to offer and issue options to purchase Shares and/or rights, exchangeable or convertible into Shares; the exercise of such options and/or conversion of such other exchangeable or convertible rights into Shares could result in substantial dilution to all shareholders.

        12.   Competitive Disadvantage of Company. The Company operates in a highly competitive environment, and against other corporations, many of which have substantially greater financial, marketing and other material resources. These other companies, with substantial capital investment and financial stakes in traditional chemical deicing methods, have a strong incentive to vigorously compete with the Company in order to maintain market control and dominance. Accordingly, the Company is at a substantial competitive disadvantage with respect to these other companies.

        13.   Dependence Upon and Retention of Key Personnel. The Company is heavily dependent upon its senior management team. The continued availability of this team will be a major contributing factor to the Company’s future growth. If any member of senior management becomes unavailable for any reason, the Company would be materially and adversely affected. The Company does not maintain executive life insurance on any member of its senior management team. The Company’s ability to achieve its revenue and operating performance objectives will depend on its ability to attract and retain qualified and highly skilled sales, consulting, marketing and management personnel. It vies for all of its personnel with other companies, where competition for such personnel is intense and is expected to remain so for the foreseeable future. Failure to retain and expand its key employees could adversely affect the Company’s business and operating results.

        14.   Volatility of Stock Price and Absence of Dividends. The market price of the Shares has been and is likely to be highly volatile. Factors such as a termination of strategic alliances, announcements of technological innovations by others or new services offered by the Company or its competitors, governmental regulatory actions, developments concerning proprietary rights of the Company or its competitors (including litigation), period-to-period fluctuations in the Company’s operating results, changes in estimates of the Company’s performance by securities analysts, and other factors not within the control of the Company, could have a significant adverse impact on the market price of the Shares. The Company has never paid cash dividends on its Shares and does not anticipate paying any cash dividends in the foreseeable future.

        14.   Limited Trading Market. The Shares trade in Canada with bid and ask price quotes on the Canadian Venture Exchange. There can be no assurance that an active public market will exist at any time or can be sustained. Making a market involves maintaining bid and ask quotations for the Shares and being available as principal to effect transactions in reasonable quantities at those quoted prices, subject to various securities laws and other regulatory requirements. A public trading market having the desired characteristics of depth, liquidity and orderliness depends upon the presence in the marketplace of willing buyers and sellers of the Shares at any given time, which presence is dependent upon the individual decisions of investors over which the Company has no control. Accordingly, an investor may be unable to sell his or her Shares when he or she wishes to do so, if at all.

Item 2. Description of Property.

The Company leases its 6,000 square foot corporate offices in Orchard Park, New York. The lease payment is $44,000 per year; the lease expires May 15, 2001. Management believes that its leased facilities are adequate and well suited to its current operations. Additional office space will be required if the Company expands operations in Orchard Park.

The Company leases the Newark Facility (which houses the Company’s first major commercial installation of an INFRATEK® system) from MDFC, an affiliate of Boeing Capital. The lease term is for seven years and expires in December 2006; the monthly rental is approximately $49,000 plus ten (10%) percent of the monthly deicing revenue. The facility is adequately maintained and suitable for it’s operations as a deicing service centre. The Company owns the INFRATEK® deicing system at the Buffalo Niagara International Airport. The facility’s primary purpose is to demonstrate the deicing system to prospective purchasers. A limited amount of commercial deicing services is provided through an operating arrangement with Prior Aviation. Prior Aviation operates the system on behalf of the Company under a revenue sharing arrangement. The facility is adequately maintained and suitable for it’s designated purpose.

Item 3. Legal Proceedings.

None.

Item 4. Submission of Matters to a Vote of the Security Holders.

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

(a) Market Information

Prior to October 2, 2000 Shares were traded on the Canadian Dealing Network, Inc. (“CDN”) under the symbol “MELT”. Commencing October 2, 2000, Shares were traded on the Canadian Venture Exchange (“CDNX”) under the symbol “YRD”.

The high and low sales prices for the fiscal quarters during the years ended October 31, 1999 and 2000 and during the first quarter of the current fiscal year to December 31, 2000 as reported by the Canadian Dealer Network and the Canadian Venture Exchange, in Canadian dollars were as follows:

	1999 low	1999 high	2000 low	2000 high	2001 low	2001 high
1st Qtr.	$1.10	$2.10	$2.80	$9.00	$1.50	$4.25
2nd Qtr.	1.10	1.70	4.60	9.125
3rd Qtr.	1.70	4.10	3.05	5.75
4th Qtr.	2.60	4.65	3.40	4.75

Canadian Dealer Network and Canadian Venture Exchange quotations represent inter-dealer prices, without mark-ups, commissions, etc., and they may not necessarily be indicative of actual sales prices.

(b) Holders

At December 31, 2000, there were 237 shareholders of record.

(c) Dividends

No dividends have been declared.

The following chart sets forth the securities sold by the Company during the quarter ended October 31, 2000 without registration of the sales under the Securities Act of 1933.

The options exercised by Boeing Capital Corporation were issued to it in a privately negotiated transaction with a single accredited investor.

Date	Number and Class of Securities Sold	Method of Sale	Securities Act Exemption
August 18, 2000	92,080 Common shares at $.92 (Cdn $1.35 per share)	Exercise of options by Boeing Capital Services Corporation	Section 4 (2)

Item 6. Managements Discussion and Analysis or Plan of Operation.

FORWARD LOOKING STATEMENTS.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. For this purpose, any statements that are not statements relating to historical facts may be considered forward-looking statements. Without limiting the foregoing, the words “believes”, “anticipates”, “plans”, “expects”, and similar expressions are intended to identify forward-looking statements. In addition, forward looking statements include, but are not limited to, statements regarding future financing needs, future revenues, future profitability and factors affecting future liquidity. A number of important factors could cause the Company’s actual results to differ materially from those indicated in the forward-looking statements in this discussion. Reference is made to the information under the heading “Risk Factors and Investment Considerations” under “Item 1. Description of Business” contained in this report, which information is incorporated herein by reference. The forward-looking statements contained in this discussion represent the Company’s judgment based on information currently available to it.

The following discussions and analysis presents a review of the consolidated operating results and financial condition of Radiant Energy Corporation (the “Company”) and its subsidiary Radiant Aviation Services, Inc. (“RAS”) for the years ended October 31, 2000 and 1999. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in Item 7 of this Report.

DISCUSSION OF FINANCIAL CONDITION CHANGES DURING THE YEAR ENDED OCTOBER 31, 2000

All dollar amounts referred to in the following discussion are based on the October 31, 2000 Canadian dollar exchange rate of $1.5225 per U.S. dollar where applicable.

LIQUIDITY AND CAPITAL RESOURCES

During the year ended October 31, 2000, the Company’s working capital decreased from $2,314,955 to $888,580 and cash and term deposits decreased from $1,981,232 to $1,092,080 primarily as a result of continuing operating losses that were partially offset by financing activities.

Working capital decreased by $1,426,375 during the year to $888,580 as at October 31, 2000. Significant changes in components of the Company’s working capital during the year ended October 31, 2000 included the decrease of cash and term deposits, deposits and prepaid expenses and accounts payable and accrued liabilities. During the year ended October 31, 2000, deposits and prepaid expenses decreased by approximately $1,009,000, from $1,203,316 to $194,022. Deposit and prepaid expenses at October 31, 1999 included deposits with suppliers and other expenditures, in the amount of $1,152,248, related to the installation INFRATEK® 2000 System at the Newark International Airport, the installation of which was in process as at October 31, 1999. Deposits and prepaid expenses associated with the installation of Systems were nil as at October 31, 2000 as a result of the completion of the INFRATEK® 2000 System at the Newark International Airport and without the commencement of any new installations.

During the year ended October 31, 2000, accounts payable and accrued liabilities decreased by approximately $379,000, from $815,021 to $435,731. The decrease in accounts payable and accrued liabilities relates primarily to amounts payable as at October 31, 1999 associated with the installation INFRATEK® 2000 System at the Newark International Airport.

Cash and term deposits decreased $889,152 during the year ended October 31, 2000, from $1,981,232 to $1,092,080 as a October 31, 2000, primarily as a result of continuing operating losses that were partially offset by items not affecting cash, changes in non-cash working capital items related to operating activities, and financing activities. As presented in the Consolidated Statement of Cash Flows, cash used in operating activities increased to $2,265,765 during the year ended October 31, 2000 from $1,746,811 during the prior year. Cash used in operations was partially offset by $1,419,882 provided by financing activities during the fiscal year.

Management anticipates that as a result of the Company’s low sales and revenues to date, that the Company will need to raise substantial additional funds in order to continue to develop its business. The Company will need to secure additional financing in order to fund cash used in operations, its continuing operations, working capital, capital expenditures and rental requirements. Cash as at January 19, 2001 has decreased to approximately $292,500 from $1,092,080 as at October 31, 2000. Management expects current cash on hand and funds from operations will be sufficient to meet reasonably foreseeable working capital expenditures, capital expenditures, rental requirements and operating requirements until approximately February 15, 2001. There is no assurance that anticipated levels of revenues and expenses will prove to be accurate. Accordingly, the annual audited Consolidated Financial Statements for the year ended October 31, 2000 and October 31, 1999 included the following disclosure in Report of the Independent Auditors:

“The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern. As discussed in note 1 to the consolidated financial statements, the company has suffered recurring losses from operations and has an accumulated deficit. These conditions raise substantial doubt about the company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 1 . The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.”

In addition, Note 1 of the Notes to the Consolidated Financial Statements included the following:

“The consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. The company has incurred significant losses and negative cash flow from operations in each of the last two years and has an accumulated deficit of $9,550,605 at October 31, 2000 [1999 - $6,198,895]. The company’s ability to continue as a going concern is in substantial doubt and is dependent upon achieving a profitable level of operations and obtaining additional financing. Management of the company has undertaken steps as part of a plan to raise additional capital. To improve operations, management intends to continue to focus sales and marketing on specific markets and customers. There can be no assurance the company can attain profitable operations in the future. These consolidated financial statements do not give effect to any adjustments which would be necessary should the company be unable to continue as a going concern and therefore, be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements.”

The amount of additional financing that the Company will be required to obtain to fund cash used in operations, its continuing operations, working capital, capital expenditures and rental requirements during the year ending October 31, 2001 is dependent on the actual levels of revenues and expenses during the year. Although the Company anticipates that it will achieve increased sales during the year ended October 31, 2001, if the Company is unsuccessful in achieving additional sales, it is anticipated that the company will require additional financing, of approximately $4,500,000 to fund cash used in operations, its continuing operations, working capital, capital expenditures and rental requirements during the year ending October 31, 2001. There is no assurance that anticipated levels of revenues and expenses will prove to be accurate.

As a result of the deficiency in short term liquidity and capital resources the Company has not been able to make timely payments to certain of its trade and other creditors. As at December 31, 2000, the Company had past due payables in the amount of approximately $378,000. The Company expects that its trade payable deficiencies will not significantly impact its operations during the period to February 15, 2001. The Company expects that if it is unable to secure additional financing by February 15, 2001, there will be a material, negative impact on its operations.

The Company is currently in discussions with a number of potential investors in order to secure the additional financing required. Financing may not be available or may not be available on acceptable terms. Any financing obtained by the Company is likely to involve sales of common stock or other instruments that are exchangeable or convertible into common stock, resulting in substantial dilution to shareholders. If the Company is successful in obtaining additional financing in an amount less than the amount sought, and if anticipated levels of sales and expenses do not prove to be accurate, the Company may be required modify the planned development of the business or secure further additional financing. If the Company’s current discussions with potential investors to secure additional financing are not finalized by February 15, 2001, the Company intends to attempt to secure short term financing from directors and other significant shareholders. Additional short term financing may not be available or may not be available on acceptable terms, in which case the Company may be required to curtail operations in order to continue operations on a limited basis.

The Company’s plans for continuing operations and development of its business include the establishment of deicing service centres financed through the sale-leaseback transactions. The Company currently has a sale-leaseback financing facility agreement with BCC, whereby BCC will enter sale-leaseback transactions with the Company to an aggregate of $10,000,000 subject to certain conditions, including placement of the equipment into service not later than December 31, 2001, and approval by BCC of each draw on the lease line. Plans for continuing operations and development of the Company’s business require that the agreement with BCC be extended beyond December 31, 2001 and that the aggregate limit contained in the agreement be substantially increased, or that the Company secure additional financing similar to that provided by BCC, with other lenders.

During the year ended October 31, 2000, the Company issued common stock as a result of conversion of its 7% convertible subordinated debentures, exercises of incentive stock options by employees, directors and consultants, and exercise of stock options by Boeing Capital Services Corporation. In summary, capital stock was changed by these transactions as follows:

                                                                 Number           Stated
                                                                 of Shares        Capital
                                                                 #                $
Outstanding at October 31, 1999                                 12,027,934        8,721,039
-------------------------------------------------------------------------------------------
Issued upon conversion of 7% debentures - net of costs             951,932          682,146
Issued upon conversion of stock options                            494,625          586,425
Issued upon conversion of stock options granted to financial        44,450           55,934
advisors
Issued upon conversion of stock options granted to Boeing Capital  507,659          465,470
Services Corporation
Services Corporation
-------------------------------------------------------------------------------------------
                                                                1,998,666         1,789,975
-------------------------------------------------------------------------------------------
Outstanding at October 31, 2000                                14,026,600        10,511,014
-------------------------------------------------------------------------------------------

After giving effect to these transactions, there were the following options outstanding as of October 31, 2000:

  Incentive stock options exercisable for 1,424,181 shares at prices ranging from $0.76 to $3.94 and total potential gross proceeds of $2,776,566; and
  Boeing options to purchase 145,486 shares at $0.88 per share and total potential gross proceeds of $129,002.

RESULTS OF OPERATIONS

During the year ended October 31, 2000, the Company installed an INFRATEK® System 2000 at the Newark International Airport. On December 20, 1999, the system was turned over to the operator, Continental Airlines, Inc. (“Continental”) to commence training and to start the process of system integration into their de-icing operations. By the end of January, having treated over 20 aircraft, the training and integration phase was substantially completed. Integrated operations began on February 3, 2000. By April 30, 2000, Continental had treated over 60 aircraft at the facility. Between November 14, 2000 and January 23, 2001 an additional 170 treatments were completed. Based on Management’s estimates and discussions with Continental, it is estimated that Continental realized savings versus the cost of alternative glycol treatments in excess of $350,000 to date during the current year.

REVENUE

For the year ended October 31, 2000 revenues, operating expenses and costs of sales related to revenues were as follows:

                                                               Deicing
                                                               Service
                                               System          Centre       Maintenance
                                               Sales         Operations       Services         Total
                                                  $               $               $              $
----------------------------------------------------------------------------------------------------

REVENUE
Sales                                        3,383,700          25,367        23,516       3,432,583
----------------------------------------------------------------------------------------------------
Operating expenses exclusive of
    depreciation and amortization
         Installation cost                   2,943,355               -             -       2,943,355
         Other operating expenses                    -          11,790         4,473          16,263
----------------------------------------------------------------------------------------------------
Gross profit                                   440,345          13,577        19,043         472,965
Deferred profit on sale-leaseback             (440,345)              -             -        (440,345)
Deicing service center rent expense                  -        (448,505)            -        (448,505)
----------------------------------------------------------------------------------------------------
                                                     -        (434,928)       19,043        (415,885)
----------------------------------------------------------------------------------------------------

During the year ended October 31, 2000, RAS received $3,383,700 from the sale of the INFRATEK® 2000 System installed at Newark International Airport to MDFC Equipment Leasing Corporation (“MDFC”). Costs associated with the installation of the deicing service center were $2,943,355 resulting in a gross profit of $440,345. RAS entered into an agreement to lease the facility back from MDFC. The lease provides for monthly rental payments of approximately $49,000 per month for eighty-four months commencing January 20, 2000 in arrears plus 10% of deicing revenues. The Newark Facility was placed in operation on December 20, 1999 and generated $25,367 in revenue during the year ended October 31, 2000. The Company also received $23,516 in maintenance revenue primarily associated with the INFRATEK® system at Rhinelander Airport in Wisconsin. The Company’s sales and revenues during the year ended October 31, 1999 were $5,500.

DEFERRED PROFIT ON SALE-LEASEBACK

Profits on the sale-leaseback of assets are deferred and amortized to income over the terms of the leases as a reduction in rental expenses. During the year ended October 31, 2000, profit in the amount of $440,345, representing the profit on the sale of the System installed at the Newark International Airport which was sold to MDFC and leased back, was deferred. Deferred profit on sale-leaseback were $nil during the year ended October 31, 1999. Amounts deferred during the year ended October 31, 2000 are amortized to income as a reduction in rental expenses at a rate of $5,242 per month over the term of the eighty-four month lease.

DEICING SERVICE CENTRE RENT EXPENSE

Deicing service center rent expenses associated with the System installed at the Newark International Airport was $448,505 during the year ended October 31, 2000 and $nil during the prior year. Rent expense represents the aggregate of payments and accruals to MDFC for gross lease payments, in the amount of approximately $49,000 per month, plus 10% of deicing revenue, less the amortization of deferred profit on sale-leaseback in the amount of $5,242, as follows.

                                                            2000            1999
                                                            $               $
--------------------------------------------------------------------------------
DEICING SERVICE CENTRE RENT EXPENSE
Gross lease payments                                      499,596              -
Revenue participation, 10% of deicing revenue               2,529              -
--------------------------------------------------------------------------------
                                                          502,125              -
Amortization of deferred profit on sale-leaseback         (53,620)             -
--------------------------------------------------------------------------------
                                                          448,505              -
--------------------------------------------------------------------------------

INTEREST INCOME

Interest income during the year was $127,239, compared to $37,471 in 1999. The Company received interest income on its daily cash balances and from low risk term deposits.

MARKETING EXPENSES

During the year, the Company continued to expand its marketing efforts. Marketing expenses during the year ended October 31, 2000 were $1,013,644 compared to $433,192 in 1999. As at October 31, 1999 the complement of sales personnel consisted of two sales people while the current complement includes seven sales persons and consultants. In addition, expenditures on general market activities including advertising, promotional material, travel and trade shows increased during the year ended October 31, 2000.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses during the year ended October 31, 2000 increased to $1,214,713 from $618,412 in 1999. Staffing levels remained constant between 2000 and 1999. The Company incurred higher legal and accounting expenses related to the registration of its Shares under the Securities Exchange Act of 1934. During the year ended October 31, 2000, the Company incurred additional administrative expenses for consulting fees in connection with the Boeing financing, for consulting fees related to investor relations and for executive search costs related to the recruitment of senior executives.

WRITE-DOWN OF FIXED ASSET

During the year ended October 31, 2000, the Company wrote down, to its net realizable value, its investment in the deicing service center located at the Buffalo-Niagara International Airport. The company recorded a charge in the amount of $371,494 resulting in a recorded net realizable value of $100,000 as at October 31, 2000. There were no charges similar charges recorded during the prior year.

RESEARCH AND PRODUCT DEVELOPMENT COSTS

For the fiscal year ended October 31, 2000 research and development costs increased to $306,744 from $189,410 during 1999. The increase in research and development costs in the current period resulted from the engagement of an independent aviation consultant to conduct comparative tests of the INFRATEK® treatment with conventional deicing methods with respect to refreezing on aerodynamically quiet areas of aircraft wings and increased engineering personnel. The Company also continued research on optional equipment that could be incorporated into the system.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization for the year ended October 31, 2000 increased to $151,266 from $128,843 in 1999. The increase primarily resulted from depreciation associated with capital assets acquired during the years ended October 31, 1999 and 2000.

INTEREST EXPENSE

Interest expense for the year ended October 31, 2000 decreased to $5,210 from $40,606 in 1999. Interest expense in 1999 related to the 6% debentures, which were converted to common shares during October 1999, the 9% secured loan that was retired in May 1999 and the 7% debentures issued during May 1999, which were converted to common shares by July 31, 2000 of the current fiscal year.

EARNINGS PER SHARE

Following information concerns the computation of earnings per share data for the years ended October 31, 2000 and October 31, 1999.

                                                                                     Per Share        Earnings
                                                                  Numerator        Denominator       Per Share
---------------------------------------------------------- ----------------  ----------------- ---------------

Year ended
October 31, 2000

Loss for the year                                              $(3,351,710)

Basic earnings per share, income available to common           $(3,351,710)         13,304,761         $(0.25)
shareholders

Year ended October 31, 1999
Loss for the year                                              $(1,371,556)

Basic earnings per share, income available to common           $(1,371,556)          9,368,142         $(0.15)
shareholders

At October 31, 2000 options for the purchase of 1,424,181 shares were outstanding. At October 31, 1999 options to purchase 1,827,478 shares were outstanding. In addition, at October 31, 1999 the Company had 7% secured convertible debentures outstanding that were convertible to 1,952,149 shares. Diluted earnings per share for the years ended October 31, 2000 and 1999 have not be presented as the shares to be issued on the exercise of options and on conversion the of convertible debentures would have an anti-dilutive impact as a result of losses being reported for these periods.

Item 7. Financial Statements.

Consolidated Financial Statements

Radiant Energy Corporation
Years ended October 31, 2000 and 1999
With Report of Independent Auditors

REPORT OF INDEPENDENT AUDITORS

To the Shareholders of Radiant Energy Corporation

We have audited the accompanying consolidated balance sheets of Radiant Energy Corporation as at October 31, 2000 and 1999 and the related consolidated statements of loss and deficit, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of Radiant Energy Corporation as at October 31, 2000 and 1999 and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern. As discussed in note 1 to the consolidated financial statements, the company has suffered recurring losses from operations and has an accumulated deficit. These conditions raise substantial doubt about the company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Hamilton, Canada, December 22, 2000.	s/ Ernst & Young LLP Chartered Accountants

Radiant Energy Corporation
Amalgamated under the laws of Canada

CONSOLIDATED BALANCE SHEETS
[Prepared in accordance with accounting principles generally accepted in the United States and in U.S. dollars]

As at October 31                                         2000               1999
                                                           $                  $
--------------------------------------------------------------------------------

ASSETS
Current
Cash and term deposits                              1,092,080          1,981,232
Accounts receivable                                     4,072                 --
Inventory                                             95,0371              3,912
Deposits and prepaid expenses                         194,022          1,203,316
--------------------------------------------------------------------------------
Total current assets                                1,385,211          3,198,460
--------------------------------------------------------------------------------
Deferred charges                                           --             67,809
Patents                                               329,924            357,634
Fixed assets [note 2]                                 196,763            663,336
--------------------------------------------------------------------------------
                                                    1,911,898          4,287,239
--------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current

Accounts payable and accrued liabilities              435,731            815,021
Current portion of long-term debt [note 3]             60,900             68,484
--------------------------------------------------------------------------------
Total current liabilities                             496,631            883,505
--------------------------------------------------------------------------------
Deferred income taxes                                   4,402              4,402
Deferred profit [note 2]                              386,725                 --
Long-term debt [note 3]                                58,351            871,808

Shareholders' equity
Share capital [note 4]                             10,511,014          8,721,039
Accumulated other comprehensive income                  5,380              5,380
Deficit                                            (9,550,605)        (6,198,895)
--------------------------------------------------------------------------------
Total shareholders' equity                            965,789          2,527,524
--------------------------------------------------------------------------------
                                                    1,911,898          4,287,239
--------------------------------------------------------------------------------

See accompanying notes

On behalf of the Board:

/s Timothy P. Seel Director	s/ Gregory G. O'Hara Director

CONSOLIDATED STATEMENTS OF LOSS AND DEFICIT
[Prepared in accordance with accounting principles generally accepted in the United States and in U.S. dollars]

Years ended October 31
                                                         2000               1999
                                                           $                  $
--------------------------------------------------------------------------------
Revenue
Sales                                               3,432,583              5,500
Operating expenses, exclusive of depreciation
     and amortization shown separately below        2,959,618              4,064
--------------------------------------------------------------------------------
Gross profit                                          472,965              1,436
Deferred profit on sale-leaseback [note 2]           (440,345)                --
Deicing service centre rent expense                  (448,505)                --
--------------------------------------------------------------------------------
                                                     (415,885)             1,436
Interest income                                       127,239             37,471
--------------------------------------------------------------------------------
                                                     (288,646)            38,907
--------------------------------------------------------------------------------

Expenses
Marketing                                           1,013,644            433,192
General and administrative                          1,214,706            618,412
Write-down of fixed asset [note 2]                    371,494                 --
Research and product development                      306,744            189,410
Depreciation                                          118,104             95,969
Amortization                                           33,162             32,874
Interest                                                5,210             40,606
--------------------------------------------------------------------------------
                                                    3,063,064          1,410,463
--------------------------------------------------------------------------------
Loss for year                                      (3,351,710)        (1,371,556)

Deficit, beginning of year                         (6,198,895)        (4,827,339)
--------------------------------------------------------------------------------
Deficit, end of year                               (9,550,605)        (6,198,895)
--------------------------------------------------------------------------------

Loss per common share                                   (0.25)             (0.15)
--------------------------------------------------------------------------------

See accompanying notes

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
[Prepared in accordance with accounting principles generally accepted in the United States and in U.S. dollars]

Years ended October 31

                                                                 Accumulated other
                                       Common    Comprehensive     comprehensive    Retained
                                        stock       income            income        earnings       Total
                                         $            $                 $               $            $
----------------------------------------------------------------------------------------------------------
Balance, October 31, 1998              5,243,320          --            9,922      (4,827,339)     425,903
----------------------------------------------------------------------------------------------------------
Net loss                                      --   (1,371,556)             --      (1,371,556)  (1,371,556)
Foreign currency
    translation, net of tax                   --       (4,542)         (4,542)             --       (4,542)
Comprehensive income                          --   (1,376,098)             --              --           --
Proceeds on issue of shares [note 4]   3,477,719           --              --              --    3,477,719
----------------------------------------------------------------------------------------------------------
Balance, October 31, 1999              8,721,039                        5,380      (6,198,895)   2,527,524
----------------------------------------------------------------------------------------------------------
Net loss                                      --   (3,351,710)             --      (3,351,710)  (3,351,710)
Comprehensive income                          --   (3,351,710)             --              --           --
Proceeds on issue of shares [note 4]   1,789,975           --              --              --    1,789,975
----------------------------------------------------------------------------------------------------------
Balance, October 31, 2000             10,511,014           --           5,380      (9,550,605)     965,789
----------------------------------------------------------------------------------------------------------

See accompanying notes

CONSOLIDATED STATEMENTS OF CASH FLOWS
[Prepared in accordance with accounting principles generally accepted in the United States and in U.S. dollars]

Years ended October 31

                                                         2000               1999
                                                           $                  $
--------------------------------------------------------------------------------
OPERATING ACTIVITIES
Loss for year                                      (3,351,710)        (1,371,556)
Add (deduct) item not affecting cash
     Write-down of fixed asset                        371,494                 --
     Depreciation and amortization                    151,266            128,837
     Other non-cash items                              19,450                 --
     Deferred taxes                                        --             (3,716)
     Gain on disposal of fixed assets                    (947)                --
--------------------------------------------------------------------------------
                                                   (2,810,447)        (1,246,435)
Net change in non-cash working capital items
relating to operating activities
     Accounts receivable                               (4,072)            30,912
     Inventory                                        (81,125)               665
     Deposits and prepaid expenses                  1,008,837         (1,157,440)
     Accounts payable and accrued liabilities        (378,958)           625,487
--------------------------------------------------------------------------------
Cash used in operating activities                  (2,265,765)        (1,746,811)
--------------------------------------------------------------------------------
INVESTING ACTIVITY
Purchase of fixed assets                              (41,528)           (63,101)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
FINANCING ACTIVITIES
Issuance (repayment) of long-term debt                (74,665)         1,361,765
Increase in deferred charges                               --           (112,709)
Deferred profit on sale-leaseback                     386,725                 --
Issuance of common shares                           1,107,822          2,574,135
--------------------------------------------------------------------------------
Cash provided by financing activities               1,419,882          3,823,191
--------------------------------------------------------------------------------

Effect of exchange rate changes on cash
and cash equivalents                                   (1,741)           (27,469)
--------------------------------------------------------------------------------
Net increase (decrease) in cash and term deposits    (889,152)         1,985,810
Cash (overdraft) and term deposits, beginning of
     year                                           1,981,232             (4,578)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Cash and term deposits, end of year                 1,092,080          1,981,232
--------------------------------------------------------------------------------
NON-CASH FINANCING ACTIVITY
--------------------------------------------------------------------------------
Conversion of debentures                             (744,510)          (960,315)
Conversion of deferred financing charges               62,357             56,731
--------------------------------------------------------------------------------
Issuance of common shares                             682,153            903,584
--------------------------------------------------------------------------------

Supplementary information
Cash interest paid                                     28,765             21,702
Cash taxes paid                                        20,381                659
--------------------------------------------------------------------------------

See accompanying notes

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of operations

Radiant Energy Corporation is a company incorporated primarily to provide services in the aviation industry through the development and marketing of its InfraTek radiant energy deicing technology. The consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. The company has incurred significant losses and negative cash flow from operations in each of the last two years and has an accumulated deficit of $9,550,605 at October 31, 2000 [1999 - $6,198,895]. The company’s ability to continue as a going concern is in substantial doubt and is dependent upon achieving a profitable level of operations and obtaining additional financing. Management of the company has undertaken steps as part of a plan to raise additional capital. To improve operations, management intends to continue to focus sales and marketing on specific markets and customers. There can be no assurance the company can attain profitable operations in the future. These consolidated financial statements do not give effect to any adjustments which would be necessary should the company be unable to continue as a going concern and therefore, be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements.

Basis of presentation

The consolidated financial statements have been prepared in United States dollars and in accordance with accounting principles generally accepted in the United States and include certain estimates based on management’s judgments. These estimates affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the year. Actual results may differ from those estimates.

The company has historically measured and presented its financial statements in Canadian dollars. Effective November 1, 1999, as a result of the company's increased economic activity in the U.S. as demonstrated by its increasingly high level of marketing effort in the U.S. and significance of U.S. dollars denominated assets to the company's operations, the U.S. dollar has become the functional currency of the company's operations. Effective the same date, the U.S. dollar has been adopted as the reporting currency.

For periods up to and including October 31, 1999, the assets and liabilities of the company denominated in a currency other than the Canadian dollar were translated into Canadian dollars using the exchange rate in effect at the period end for monetary items and at exchange rates prevailing at the transaction dates for non-monetary items. Revenues and expenses were translated at the average rate during the period with the exception of depreciation and amortization, which were translated at historical exchange rates. Any resulting gains or losses were included in income. The Canadian dollar consolidated financial statements so derived have been restated into U.S. dollars by translating assets and liabilities at a rate in effect at the balance sheet date and revenues and expenses at the average rate for the year. Any resulting foreign exchange gains or losses are recorded in accumulated other comprehensive income (loss).

For periods subsequent to October 31, 1999, the unit of measure of the company’s operations is the U.S. dollar. The company’s Canadian assets and liabilities have been translated into U.S. dollars using the exchange rate in effect at the period end for monetary items and at exchange rates prevailing at the transaction dates for non-monetary items. Revenues and expenses are translated at the average rate for the year. Any resulting gains or losses are recorded in income in the current year.

Principles of consolidation

These consolidated financial statements include the accounts of the company and its wholly-owned subsidiary, Radiant Aviation Services, Inc. ["RAS"]. All significant inter-company transactions have been eliminated.

Cash and cash equivalents

Cash and cash equivalents include cash on deposit and term deposits with remaining maturities of less than three months at acquisition.

Inventory

Inventory is recorded at the lower of actual cost and estimated net realizable value.

Deferred charges

The costs associated with obtaining debt financing are capitalized and amortized on a straight-line basis over the life of the debt [5 years].

Patents

The costs associated with obtaining patents are capitalized and amortized on a straight-line basis over the life of the patent [17 years].

Revenue recognition

Revenue from the sale of products is recognized at the time the title transfers. Revenue from the sale of services is recognized upon completion of the service provided.

Profits on sale-leaseback of assets

Profits on sale-leaseback of assets are deferred and amortized to income over the terms of the leases as a reduction in rental expense.

Loss per share

The calculation of loss per common share is based on the reported net loss divided by the weighted average number of shares outstanding during the year. The weighted average number of common shares outstanding for the year ended October 31, 2000 was 13,304,761 [October 31,  1999 - 9,368,142].

Stock based compensation

The company has an incentive stock option plan as more fully described in note 4. Any consideration paid on the exercise of stock options is credited to share capital.

Fixed assets

Fixed assets are carried at cost less accumulated depreciation. Depreciation is provided on a straight-line basis at rates estimated to amortize the cost of the assets over their estimated useful lives based on the following rates:

Automobiles	5 years
Office furniture and equipment	5 years
Laboratory equipment	5 years
Leasehold improvements	5 years
Deicing service centers	10 years

Financial instruments

The carrying amount of cash and term deposits, accounts receivable, accounts payable and accrued liabilities are considered to be representative of their respective fair values due to their short-term to maturity. The fair value of the company’s long-term debt based on current rates for debt with similar terms and maturities, is not materially different from its carrying value.

The company has no derivative financial instruments or any financial instruments that potentially subject the company to concentrations of credit risk.

Income taxes

The company follows the liability method of accounting for income taxes. Under this method, future income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the use for income tax purposes.

2. FIXED ASSETS

                                                           2000
                                   ---------------------------------------------
                                                                           Net
                                                      Accumulated          book
                                          Cost        depreciation         value
                                            $              $                 $
--------------------------------------------------------------------------------

Automobiles                              33,952          9,618            24,334
Office furniture and equipment          161,999        105,229            56,770
Laboratory equipment                     26,453         16,373            10,080
Leasehold improvements                   31,222         25,643             5,579
Deicing service centers                 673,486        573,486           100,000
--------------------------------------------------------------------------------
                                        927,112        730,349           196,763
--------------------------------------------------------------------------------

During the year, the company wrote down, to its net realizable value, its investment in the deicing service center at the Buffalo-Niagara International Airport. Accordingly, a charge of $371,494 has been reported in the consolidated statement of loss and deficit.

During the year the company sold its Newark Facility to a wholly-owned subsidiary of Boeing Capital, MDFC for a profit of $440,345. Contemporanously with the sale, the company leased the Facility for a period of seven years at a monthly rental of approximately $49,000 plus 10% of the monthly deicing revenue. The profit has been deferred in the accounts and is being amortized to income over the term of the lease.

                                                         1999
                                   ---------------------------------------------
                                                                           Net
                                                      Accumulated          book
                                          Cost        depreciation         value
                                            $              $                 $
--------------------------------------------------------------------------------

Automobiles                              63,182          9,167            54,015
Office furniture and equipment          131,461         77,259            54,202
Laboratory equipment                     17,568         14,571             2,997
Leasehold improvements                   31,222         17,889            13,333
Deicing service centers                 673,486        134,697           538,789
--------------------------------------------------------------------------------
                                        916,919        253,583           663,336
--------------------------------------------------------------------------------

3. LONG-TERM DEBT

                                                         2000               1999
                                                           $                  $
--------------------------------------------------------------------------------
7% convertible secured debentures, due May 31, 2004       --             744,510
Other - unsecured                                    100,000             150,000
Vehicle loan repayable in monthly
     blended payments of principal
     and interest of $943 bearing
     interest at 2.9% to July 31, 2002                 19,251             45,782
--------------------------------------------------------------------------------
                                                      119,251            940,292
Less current portion                                   60,900             68,484
--------------------------------------------------------------------------------
                                                       58,351            871,808
--------------------------------------------------------------------------------
Minimum principal payments over the next 2 years are as follows:
                                                                             $
--------------------------------------------------------------------------------
2001                                                                      60,900
2002                                                                      58,351

7% convertible secured debentures, due May 31, 2004

The convertible secured debentures were convertible in minimum denominations of $100 [Canadian] at a basic conversion price of $1.15 [Canadian] per share prior to May 31, 2000 and $1.45 [Canadian] per share, thereafter. The company had the right after giving 30 days notice to redeem the debentures in whole or in part should the market price of the shares equal or exceed $2.50 [Canadian] per share. Redemption was not permitted prior to May 31, 2000.

All outstanding 7% convertible debentures totaling $744,510 were converted, under the terms of the debenture issue, to 951,932 common shares.

4. SHARE CAPITAL

[a] Shares

        Authorized

Unlimited number of common shares

Issued and outstanding

                                                                              Number of          Stated
                                                                              shares             capital
                                                                              #                  $
----------------------------------------------------------------------------------------------------------

Outstanding at October 31, 1998                                               8,105,657          5,243,320
Issued upon conversion of 6% debentures - net of costs                          161,920            131,360
Issued upon conversion of 7% debentures - net of costs                          690,284            486,170
Issued upon settlement of 9% loans                                              366,647            286,054
Issued upon conversion of stock options                                          54,500             48,123
Issued upon conversion of options granted to financial advisors                  80,000             74,354
Issued to officer for cash                                                      276,666            227,946
Issued to Boeing Capital Services Corporation - net of costs                  2,292,260          2,223,712
----------------------------------------------------------------------------------------------------------
Outstanding at October 31,  1999                                             12,027,934          8,721,039
----------------------------------------------------------------------------------------------------------
Issued upon conversion of 7% debentures - net of costs                          951,932            682,153
Issued upon conversion of stock options                                         494,625            586,425
Issued upon conversion of options granted to financial advisors                  44,450             55,927
Issued upon conversion of options granted to Boeing Capital
Services Corporation                                                            507,659            465,470
----------------------------------------------------------------------------------------------------------
Outstanding at October 31, 2000                                              14,026,600         10,511,014
----------------------------------------------------------------------------------------------------------

6% convertible secured debentures, formerly due May 22, 2002

On August 18, 1999, the company called the debentures for redemption on September 24, 1999. All outstanding 6% convertible debentures totaling $105,116 were converted on the basis of $1.25 per share [Canadian] to 161,920 common shares.

Under the terms of the debenture issue, the company granted, as compensation to the agents, the option to purchase up to $113,400 [Canadian] of debentures at any time on or before May 22, 1999. On May 13, 1999, the agents exercised the option to purchase the remaining $70,100 [Canadian] debentures and subsequently converted the debentures to common shares. A total of 56,080 common shares were issued.

9% secured loans

On May 8, 1999, accumulated interest and additional loans provided by directors of the company totaling $741,939 [Canadian] were retired. In settlement of the loans, the company provided cash of $320,295 [Canadian] and issued 366,647 common shares.

[b] Stock options

[i]	The company has a stock option plan whereby directors, officers, and employees and consultants, subject to certain conditions, may be granted options to purchase up to 15% of the outstanding common shares of the company at the closing price of the common shares at the date when the option is granted on any stock exchange on which the common shares may be listed. At October 31, 2000, the maximum stock options available to be granted were 825,295.

The company applies APB Opinion 25 in accounting for its employee stock options.

The exercise price of all stock options, granted under this plan, is equal to the market price of the stock at the time of granting. No compensation cost has been recognized in the financial statements for its employee stock options and compensation to consultants is amortized over the vesting period.

For purposes of the pro-forma disclosures, the estimated fair value of all options is amortized to expense over their vesting period. The company’s pro-forma net loss would be increased by [$1,278,084] for the year ended October 31, 2000. The company’s pro-forma loss per share would be [$.35] for the year ended October 31, 2000.

For purposes of meeting requirements of FASB Statement No. 123, the fair value was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2000 and 1999, respectively; risk-free interest rates of 5.75%, 7.5%, dividend yields of 0%, 0%, volatility factors of the expected market price of the company’s common stock of 133.4%, 161.4%, and weighted average expected life per option of 5 years.

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions including the expected stock price volatility. Because the company ‘s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

A summary of the company’s stock option and warrant activity and related information is as follows:

                                                          2000                  1999
                                                            $                   $
--------------------------------------------------------------------------------------------------
                                                        [Canadian]              [Canadian]

                                                        Weighted                Weighted
                                                        -average                -average
                                                        exercise price          exercise price

Options
Outstanding, beginning of year                     1,827,478       1.81        728,958       1.79
Granted                                              643,437       4.80      1,228,520       1.78
Exercised                                         (1,046,734)     (1.55)      (130,000)    (1.38)
--------------------------------------------------------------------------------------------------
Outstanding and exercisable, end of year           1,424,181       3.11      1,827,478       1.81
--------------------------------------------------------------------------------------------------

Warrants
Outstanding, beginning of period                          --         --      4,472,271       2.00
Expired                                                   --         --     (4,472,271)     (2.00)
--------------------------------------------------------------------------------------------------
                                                          --         --             --         --
--------------------------------------------------------------------------------------------------
Total options and warrants, end of  year           1,424,181       3.11      1,827,478       1.81
--------------------------------------------------------------------------------------------------
Weighted - average fair value
   of options granted during the year                643,437       3.48      1,228,520       1.60
--------------------------------------------------------------------------------------------------

The following table summarizes information about options outstanding as at October 31, 2000:

                                        Options Outstanding
                                        Weighted-average          Weighted-
Range of                Number             remaining              average
Exercise prices       outstanding       contractual life         exercise price
--------------------------------------------------------------------------------
                                                                     [Canadian]
$1.15 - $2.50           725,744             2.9 years                $1.72
$2.51 - $4.50           165,000             4.4 years                $4.09
$4.51 - $6.00           533,437             4.7 years                $4.89
[ii]	On June 30, 1999, the company completed a private placement for 2,292,260 common shares with Boeing Capital Services Corporation [“BCSC”]. Under the terms of the private placement, the company offered to BCSC, the option to purchase up to 653,145 common shares for $1.35 [Canadian] per share. The options are exercisable at a rate equal to 25% of the common shares to be issued by the company pursuant to the exercise of options or through the conversion of securities to common shares that existed on June 30, 1999 [“existing options and conversions”]. The options may be exercised between January 1, 2000 and June 30, 2004 within 30 days of the calendar quarter end for “existing options and conversions” exercised in the previous quarter. If the BCSC does not exercise their options within the 30-day period, the options expire. During the year BCSC exercised 507,659 options. At October 31, 2000, 145,486 options remained outstanding.

5. INCOME TAX

The significant components of the company's deferred tax liabilities and assets are as follows:

                                                     2000                1999
                                                       $                  $
--------------------------------------------------------------------------------

Deferred tax assets
Income tax losses available for carryforward       3,587,000          2,680,000
Less valuation allowance                          (3,587,000)        (2,680,000)
--------------------------------------------------------------------------------
Net deferred tax assets                                   --                 --
--------------------------------------------------------------------------------
Deferred tax liabilities
Temporary differences comprehensive income             4,402              4,402
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

At October 31, 2000, the company has Canadian non-capital losses of approximately $1,042,000 and U.S. net operating losses of approximately $7,674,000. These losses may be carried forward to reduce taxable income in future years.

If not utilized, the Canadian losses will expire as follows:

$

2002	178,000
2003	27,000
2005	230,000
2006	196,000
2007	411,000

If not utilized, the U.S. losses will expire as follows:

$

2009	2,000
2010	622,000
2011	1,123,000
2012	1,178,000
2013	1,686,000
2014	937,000
2015	2,126,000

The potential income tax benefits relating to these accumulated losses have not been recorded in the company’s accounts.

6. PENSION PLAN

The company sponsors a defined contribution, non-qualified, 401K plan, which covers all employees. Participates may contribute a percentage of their annual compensation, subject to certain limitations. The company matches employee contributes to a maximum of 1% of the employee’s compensation. Pension expense reported for the year ended October 31, 2000 was $3,254 [1999 - Nil].

7. COMMITMENTS

Rental expense for the years ended October 31, 2000 and 1999 amounted to $490,430 and $43,725, respectively. The company has entered into leases with minimum lease payments over the next 5 years as follows:

$

2001	610,000
2002	589,000
2003	589,000
2004	589,000
2005	589,000

8. SEGMENTED INFORMATION

The company’s only reportable operating segment is aircraft deicing sales and service. All revenue is derived from its U.S. operations, which also includes all fixed and other assets.

9. RELATED PARTY TRANSACTIONS

The company was engaged in the following related party transactions with Boeing Capital Corporation, a shareholder.

	2000 $	1999 $

Sales	3,383,700	--
Rent expense	448,505	--

10. RECENTLY ISSUED PRONOUNCEMENTS

Under Staff Accounting Bulletin 74, the company is required to disclose certain information related to new accounting standards which have not yet been adopted due to delayed effective dates.

FASB Statement No. 133

“Accounting for Derivative Instruments and Hedging Activities”, as amended by FASB Statements No 137 and 138, is effective for fiscal periods beginning after June 15, 2000. The company has not yet completed its review of the impact of this pronouncement.

Staff Accounting Bulletin 101 [“SAB 101"].

“Revenue Recognition in Financial Statements”, is effective no later than the fourth quarter of fiscal years beginning after December 15, 1999. SAB 101 summarizes certain views in applying United States GAAP to revenue recognition in financial statements. The impact of the application of SAB 101 is currently being reviewed by the company.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance WithSection
16(a) of the Exchange Act.

The information in response to this Item is incorporated herein by reference to the information under the captions "Election of Directors," Executive Officers," and "Section 16 Beneficial Ownership Reporting" presented in Company’s definitive proxy statement filed or to be filed under Regulation 14A and used in connection with the Company’s 2001 annual meeting of shareholders to be held on March 29, 2001.

Item 10. Executive Compensation.

The information in response to this Item is incorporated herein by reference to the information under the captions "Summary Compensation Table," "Option/SAR Grants in Last Fiscal Year," "Aggregated Option/SAR Exercises in the Last Fiscal Year and Year-End Option SAR Values," "Executive Employment Contracts," and "Compensation of Directors" presented in Company’s definitive proxy statement filed or to be filed under Regulation 14A and used in connection with the Company’s 2001 annual meeting of shareholders to be held on March 29, 2001.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The information in response to this Item is incorporated herein by reference to the information under the caption "Voting Shares and Principal shareholders" presented in Company’s definitive proxy statement filed or to be filed under Regulation 14A and used in connection with the Company’s 2001 annual meeting of shareholders to be held on March 29, 2001.

Item 12. Certain Relationships and Related Transactions.

The information in response to this Item is incorporated herein by reference to the information under the caption "Certain Relationships and Related Transactions" presented in the Company’s definitive proxy statement filed or to be filed under Regulation 14A and used in connection with the Company’s 2001 annual meeting of shareholders to be held on March 29, 2001.

Item 13. Exhibits and Reports.

        (a)      Exhibits.     The following exhibits are filed as part of this report.

         Exhibit     Description

             3(a)    Articles of Incorporation dated October 21, 1994; Articles of Amendment dated October 5, 1995.  (1)

             3(b)    Certificate of Amalgamation dated February 21, 1996;
                     Certificate of Continuance dated February 21, 1996. (1)

             3(c)    Certificate of Amendment of Articles of Amalgamation, dated
                     May 24, 2000.(2)

             3(d)    By-laws. (1)

             4(a)    Trust Indenture dated as of May 28, 1999 among and between
                     Radiant Energy Corporation, Radiant Aviation Services, Inc.
                     and the Trust Company of Bank of Montreal respecting 7%
                     Debentures. (1)

             4(b)    Agreement dated June 30, 1999 among and between Boeing Capital
                     Services Corporation, Charles John Chew and others
                     (the “Shareholders Agreement”).(1)

             10(a)   Agreement dated June 30, 1999 between Company and Boeing
                     Capital Services Corporation ("BCC Investment
                     Agreement").  (1)

             10(b)   Agreement dated June 24, 1999 between Radiant Aviation Services,
                     Inc. and Boeing Capital Corporation ("Boeing Capital Financing
                     Agreement"). (1)

             10(c)   Agreement dated September 9, 1999 between Radiant Aviation
                     Services, Inc. and Continental Airlines Inc. (the "Continental
                     Agreement"). (1)

             10(d)   Agreement dated May 10, 1999 between Company and Lufthansa
                     Engineering and Operational Services GMBH (the
                     “Lufthansa Agreement”).(1)

             10(e)   Agreement between Company and C. John Chew dated October 30,
                     1998.(1)

             10(f)   Agreement between Company and Timothy P. Seel dated
                     November 1, 1999.(1)*

             10(g)   Agreement between Company and Robert D. Maier dated
                     November 30, 1998. (1)*

             10(h)   Agreement between Company and Colin V.F. Digout dated
                     February 2,1999.(1)*

             10(i)   Agreement between Company and Timothy P. Seel dated
                     July 31, 1998 (the "Loan Agreement"). (1)*

             10(j)   Lease Agreement dated December 20, 1999 between Radiant
                     Aviation Services, Inc. and MDFC Equipment Leasing
                     Corporation. (1)

             10(k)   Company Stock Option Plan, as amended April 3, 1998. (1)*

             10(l)   Patent Royalty Agreement between Messrs. Chew and Seel and the Company dated January 29, 1995.  (1)

             10(m)   Agreement between Company and Oakmoor Enterprises Inc.
                     dated March 17, 1997. (3)

             10(n)   Agreement dated November 2000 between Radiant Aviation
                     Services, Inc. and The County of Kalamazoo.
                     (the "Kalamazoo Agreement"). Filed herewith, Page 44.

             10(o)   Agreement between Company and Bruce Nobles dated
                     October 26, 2000. Filed herewith, Page 59.

             23      Consent of Accountants.  Page 72.*
_________
*  Indicates management compensatory plan or agreement.

   (1)    Filed as an exhibit to the Registrant's report on Form 10-SB on
          February 24, 2000, and incorporated herein by reference.

   (2)    Filed as an exhibit to the Registrant’s quarterly report on
          Form 10-QSB for the period ended April 30, 2000, and incorporated herein by reference.

   (3)    Filed as an exhibit to Amendment No. 3 to the Registrant's report on
          Form 10-SB on September 29, 2000, and incorporated herein by reference.

(b)        Reports on Form 8-K. The Registrant did not file any reports on Form 8-K during the last quarter of the fiscal year ended October 31, 2000.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADIANT ENERGY CORPORATION
Date: January 26, 2001	By:s/ Bruce R. Nobles Bruce Nobles President Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and in the date indicated.

(i)  Principal Executive Officer:

Date: January 26, 2001                               By:s/  Bruce R. Nobles
                                                        ------------------------
                                                     Bruce R. Nobles
                                                     President
                                                     Chief Executive Officer

(ii)  Principal Financial Officer:

Date: January 26, 2001                               By:s/  Colin V.F. Digout
                                                        ------------------------
                                                     Colin V.F. Digout
                                                     Chief Financial Officer
                                                     Secretary

(iii) Directors:

Date: January 26, 2001                               By:s/  David A. Williams
                                                        ------------------------
                                                     David A. Williams
                                                     Chairman of the Board

Date: January 26, 2001                               By:s/  Robert J. Metcalfe
                                                        ------------------------
                                                     Robert J. Metcalfe
                                                     Director

Date: January 26, 2001                               By:s/  Gregory G. O'Hara
                                                        ------------------------
                                                     Gregory G. O'Hara
                                                     Director

Date: January 26, 2001                               By:s/  Michael Lupynec
                                                        ------------------------
                                                     Michael Lupynec
                                                     Director

Date: January 26, 2001                               By:s/  Timothy P. Seel
                                                        ------------------------
                                                     Timothy P. Seel
                                                     Director

Exhibit 10(n)

SITE LEASE
BETWEEN
THE COUNTY OF KALAMAZOO
AND
RADIANT AVIATION SERVICES, INC.

        This Site Lease (“Lease”) dated November 11, 2000, between the County of Kalamazoo, Michigan (Lessor) and Radiant Aviation Services, Inc., (Lessee) is as follows:

WHEREAS, Lessee desires to lease a parcel of improved land at the Kalamazoo/Battle Creek International Airport ("Airport") to construct and operate a facility for deicing aircraft at the Airport; and

WHEREAS, Lessee's purpose is to provide deicing and other services for aircraft; and

WHEREAS, Lessor is willing to lease a parcel of improved land to Lessee for said purposes.

NOW, THEREFORE, in consideration of the mutual promises, covenants and obligations in this Lease and other good and valuable consideration, Lessor and Lessee agree as follows:

ARTICLE I - GROUND AREA

Lessor leases to Lessee, for the Lessee’s exclusive use, except as hereinafter provided, and Lessee leases from Lessor, the following parcel of improved land (“Ground Area” or Lessee’s leased area or leased premises or premises) consisting of a total of 29,880 square feet, and further described as follows:

A parcel of land consisting of 29,880 square feet described as: A rectangular area ‘180 x 166 ‘located in the area, as depicted in Exhibit “A”.

ARTICLE II- STRUCTURES

Lessee shall construct at its cost a structure and related improvements on the leased premises. The plans for said structure shall be approved by the Airport Director prior to construction as per Article VI. Lessee agrees to maintain the facility in accordance with all Federal, State and local regulations. The Lessor may elect, upon written notice given within 30 days after termination of the Site Lease to have the Lessee remove the structure and related improvements within 90 days at the Lessee’s expense.

Notwithstanding any other provision set forth in this Lease or rule of common law, the parties agree that any structure and related improvements installed by Lessee shall remain the sole and exclusive property of the Lessee and may be removed by Lessee or any party granted a security interest in the structure and related improvements by Lessee, provided that any damage caused by such removal to existing improvements to the Ground Area shall be reasonably repaired.

Lessee may, in addition, transfer title to any such structures and related improvements so installed by Lessee to Boeing Capital Corporation or any of its affiliates or to any other lender in connection with any financing of such structures or improvements, whether as a security interest or pursuant to a sale/leaseback transaction.

ARTICLE III- TERM

The term of this Lease shall begin on          ,2000, and shall expire at 12:01 am. on          , 2007 and be automatically renewed for successive three (3) year periods unless and until such time as either party provides 30 days written notice of termination prior to the beginning of the renewal period.

ARTICLE IV - RENTALS AND FEES

Lessee agrees to pay to Lessor for the use of the premises, facilities, rights, licenses, services, and privileges granted hereunder the following rents and fees:

A.   Ground Rental: Lessee shall pay to Lessor monthly on the first of each month in advance, the amount of one twelfth of $7470.00. This rate is based upon twenty-five cents ($.25) per square foot multiplied by 29 880 square feet.

The ground rental may be adjusted by Lessor to reflect the reasonable costs of maintaining and operating the Airport to permit said Airport to be operated on a self-sustaining basis. Provided, however, that the ground rental shall not exceed $.025 per square foot from ___________, 2000 through ___________, 2010, $0.28 per square foot from ___________, 2010 through ___________, 2016, $0.32 per square foot from _____________, 2016 through ____________, 2022. Any ground rental adjustment shall be made simultaneously by Lessor on all parcels similarly leased to for-profit tenants on the Airport to reflect an equitable charge basis for all for-profit tenants.

B. Operational Rental: Lessee agrees to pay to Lessor as annual rental for the use of the premises, facilities, licenses, services, and privileges here in granted by Lessor a sum equal to Three percent (3%) of the first Five Hundred Thousand Dollars ($500,000.00) of “gross sales” made by Lessee, two percent (2%) of the next Five Hundred Thousand Dollars ($500,000.00) of “gross sales,” and one percent (1%) of of “gross sales” in excess of One Million Dollars ($1,000,000.00). Such sum of Operational Rental shall be reduced or credited dollar for dollar by the amounts paid to Lessor for ground rentals as provided in section A above.

Lessor and lessee agree that the ground rental as provided above is a minimum unusable because of circumstances beyond the control of Lessee, the ground rental shall be reduced accordingly on a pro rata basis.

The term “gross sales” as used herein shall mean charges and sales for aircraft deicing and/or anti-icing services made by Lessee and all other services from the operation herein granted; excluding Federal, State or municipal sales or excise taxes or other similar taxes separately stated and collected from customers of Lessee nor or hereafter levied or imposed.

It is further agreed that the operation rental herein provided shall be paid annually on or before May 15 for the preceding calendar year. Each such payment shall be accompanied by a signed annual financial statement listing gross sales and gross revenues.

C. Renegotiation of Rentals and Fees for Option Period: In the event Lessee exercises its option to extend the Lease for the additional terms beyond _____________, 2022, as permitted by Article III, the parties shall agree upon the rental and fees to be charged during the additional term or terms; provided, however, that if the parties are unable to agree upon the rentals and fees to be charged during the additional term or terms within 60 days after Lessee has exercised its option to extend, Lessee may rescind its election to extend and the Lease shall expire at the end of the then existing term.

ARTICLE V - USES AND PURPOSES

It is understood and agreed that nothing herein contained shall be construed to grant or authorize the granting of an exclusive right within the meaning of the Federal Aviation Act of 1958, as amended. Lessor is not hereby prevented from granting exclusive or non-exclusive licenses to others covering the furnishing of services of a type reasonably subject to such control by Lessor and not basically a part of Lessee’s operations, including, but not limited to, ground transportation services, provided that Lessor’s control of such service shall not impair service to Lessee. Lessee is hereby granted the exclusive use of the leased premises described in Articles I and II hereof, subject to the terms and provisions hereof, for any and all purposes in connection with the conduct by Lessee of its business, including without limitation, the following uses and purposes:

1. The right to deice and /or anti-ice aircraft or other equipment of Lessee, or any customer or invitee of Lessee, within the Lessee's leased area and in such other areas as are designated by the Lessor;

2. The right to hold, park or otherwise retain aircraft or other equipment of Lessee, or any customer or invitee of Lessee, within the Lessee's leased area and in such other areas as are designated by the Lessor;

3. The right to place advertising messages from third parties on the inside and outside of the structure and/or related improvements, provided that such messages are in compliance with Federal, State and local laws and regulations and such messages are placed so as not to interfere with, obstruct or otherwise inhibit air service. Lessor will approve review and pre-approve all such advertising for editorial content. Such approval shall not be unreasonably withheld by Lessor.

Subject to reasonable rules and regulations promulgated by Lessor in accordance with the Rules and Regulations Section hereof, Lessee shall have the rights and privilege on, over and across the Airport of ingress and egress to and from the premises and facilities described in Article I and II for its employees, agents, passengers, guests, members, patrons and invitees, its or their suppliers of material and furnishers of service, its or their aircraft equipment, vehicles, machinery and other property; provided that the Lessor is not hereby prevented from granting exclusive or non-exclusive licenses to others covering the furnish of services of a type reasonably subject to such control by Lessor and not basically a part of Lessor’s control of such service shall not impair service to Lessee or cause additional costs to the Lessee. Except for automobile parking fees and aircraft landing fees for Lessee’s owned or operated aircraft, and except as herein otherwise specifically provided, no charges, fees, nor tolls of any nature, direct or indirect shall be imposed by Lessor upon Lessee, its employees, agents, passengers, guests, patrons and invitees, or its or their suppliers of materials and furnishers of service for rights of ingress and egress or for the privilege of purchasing, selling, or using any materials or services furnished or otherwise obtained by Lessee.

Lessee agrees to operate the premises leased for the use and benefit of its customers, without discrimination as prohibited by law, and agrees to furnish good, prompt, and efficient services reasonably adequate to meet the demands for its service at the Airport.

It is clearly understood by the Lessee that no right nor privilege has been granted which would operate to prevent any person, firm, or corporation operating aircraft on the Airport from performing any services on its own aircraft with its own regular employees (including, but not limited to, maintenance and repair) that it may choose to perform.

ARTICLE VI- CONSTRUCTION BY LESSEE UPON GROUND AREA

Lessee shall not construct any buildings, structures or related improvements on said premises which conflict with the Airport Master Plan of said Airport as existing at such time and as on file with the Federal Aviation Administration. Subject to such restrictions, Lessee, at its own expense, may construct or install (in accordance with applicable laws and ordinances, local rules and regulations, and applicable runway clearance requirements) in or on Ground Area described in Article I hereof any buildings, structures, or related improvements and equipment that it shall determine to be appropriate for use in connection with its operations; provided, however, that Lessee shall submit to Lessor for review the plans and specifications of any such buildings, structures, and related improvements prior to construction or installation thereof; and Lessor shall have the right to refuse to permit such construction or installation if the external appearance thereof does not meet Lessor’s reasonable requirements for substantial uniformity of appearance of all buildings and structures on the Airport, or if the type or time of construction or installation or the location thereof does not meet Lessor’s reasonable requirements for safe use of the Airport and appurtenances by other authorized persons. Lessee shall have the right to alter, modify, repair, and maintain any buildings, structures or related improvements constructed or installed on premises leased hereunder, subject to the above restrictions applicable to new construction.

Lessor may, at its own cost, inspect any such construction or installation. If such construction or installation has not been completed in accordance with the plans and specifications therefore approved by Lessor, Lessor may by written notice demand that the Lessee make appropriate changes in such construction or installation; and if such changes have not been undertaken by the Lessee within thirty (30) days of Lessor’s notice, Lessor may, but shall not be obligated to, enter upon the premises involved and perform such obligation of Lessee, charging the Lessee the reasonable cost and expense thereof, and Lessee agrees to pay Lessor such charge in addition to any other amounts payable by Lessee hereunder. It is further agreed that if Lessor shall perform any of Lessee’s obligations in accordance with the provisions of this section, Lessor shall not be liable to Lessee for any loss of revenue to Lessee resulting from such performance.

No restrictions shall be placed upon Lessee as to the architects, builders, or contractors who may be employed by it in connection with the construction, installation, alteration, modification, repair or maintenance of any such buildings, structures, or improvements; and Lessor shall provide free ingress and egress to same by routes designated by Lessor for all persons, materials, or things connected with the construction, installation, alteration, modification, repair, or maintenance thereof.

ARTICLE VII- MAINTENANCE, REPAIR, AND OPERATION

Except as otherwise provided in this Article, Lessee shall keep and maintain the Ground Area hereunder leased to Lessee and all improvements, facilities, and additions thereto which have been or will be constructed or installed by it or by Lessor upon the Area, in good condition and repair, reasonable wear and tear excepted. No restrictions shall be placed upon Lessee as to the architects, builders, or contractors who may be employed by it in connection with the alteration, repair, or maintenance of any such equipment, improvements, facilities and additions.

Lessee shall keep the premises hereunder leased to Lessee in a sanitary and sightly condition and shall provide all necessary services with respect thereto.

In the event that Lessee fails to perform, for a period of thirty (30) days after written notice from Lessor to do so (or if the obligations reasonably require more than thirty (30) days and if the Lessee fails to commence such performance and diligently prosecute such performance to completion), any obligations required by this Article VII to be performed by Lessee at Lessee’s cost, Lessor, upon the expiration of such thirty (30) day or extended period, may, but shall not be obligated to, enter upon the premise involved and perform such obligation of Lessee, charging the Lessee the reasonable cost and expense thereof, and Lessee agrees to pay Lessor such charge in addition to any other amounts payable by Lessee hereunder; provided, however, that if Lessee’s failure to perform any such obligation adversely affects or endangers the health or safety of the public or of employees of Lessor, and if Lessor so states in its aforesaid notice to Lessee, Lessor may, but shall not be obligated to, perform such obligation of Lessee at anytime after the giving of such notice and without awaiting the expiration of said thirty (30) day period, and charge to Lessee, and Lessee shall pay as aforesaid, the reasonable cost and expense of such performance. It is further agreed that if Lessor shall perform any of the obligations in accordance with the provisions of this section, Lessor shall not be liable to Lessee for any loss of revenue to Lessee resulting from such performance.

ARTICLE VIII- RIGHT OF ENTRY BY LESSOR

Subject to the reasonable rules and regulations promulgated by Lessor in accordance with the Rules and Regulations Section hereof, Lessee shall have the right and privilege on, over and across the Airport of ingress and egress to and from the premises and facilities described in Article I and II for its employees, agents, guests, members, patrons and invitees, its or their suppliers of materials and furnishers of service, its or their aircraft equipment, vehicles, machinery and other property.

Lessor may enter upon the premises now or hereafter leased exclusively to Lessee hereunder at any reasonable time for any purpose necessary, incidental to or connected with the performance of its obligations hereunder, in the exercise of its governmental functions, in the event of emergency, or in connection with any improvement project relating to the Airport, provided that any such activity materially reducing the use of said premises shall be subject to reasonable notice and proportionate reduction in rents during said period.

ARTICLE IX - UTILITY SERVICES

Lessor agrees to provide such written consents, easements, etc. as Lessee may reasonably require to obtain the extension of utility services to the Ground Area. Lessee shall arrange and pay for installation of all necessary utility services for its facility. Lessee agrees to pay all utility charges. Lessor has the right to supply or, by arrangement with appropriate utility companies or suppliers, to supply Lessee with all utility services at rates not exceeding those which Lessee would have to pay if Lessee established the same demand and took the same quantities directly from such utility companies or suppliers.

ARTICLE X - RULES AND REGULATIONS

Lessor shall adopt and enforce reasonable rules and regulations and any reasonable amendments thereto with respect to the use of the Airport, which shall provide for the safety of those using the Airport. Lessee agrees to observe and obey such rules and regulations and ordinances or laws of the Lessor, State of Michigan, United States Government, or agencies thereof as the same may from time to time exist; provided that such rules, regulations, ordinances, or laws shall be consistent with safety and with rules, regulations, and orders of the Federal Aviation Administration and Michigan Aeronautics Commission with respect to aircraft and fixed-base operations at the Airport; and provided further that such rules and regulations shall not be inconsistent with the procedures prescribed or approved from time to time by the Federal Aviation Administration with respect to the operation at the Airport.

ARTICLE XI- COVENANT AGAINST DISCRIMINATION

Pursuant to the Elliott-Larson Civil Rights Act (1976 PA 453), as amended, and the Michigan Persons with Disabilities Civil Rights Act, as amended, Lessee agrees not to discriminate against any employee or applicant for employment to be employed in the performance of this Agreement with respect to hire, tenure, terms, conditions, or privileges of employment, or a matter directly or indirectly related to employment because of race, color, religion, national origin, age, sex, height, weight, marital status, or disability. Breach of this covenant may be regarded as a material breach of this Lease.

Lessee, its agents, employees, successors, and assigns in the conduct of its operations and activities will not on the grounds of race, sex, religion, or national origin discriminate nor permit discrimination against any person or group of persons in any manner prohibited by Title VI of the Civil Rights Act of 1964, or by Part 21 of the Regulations of the Office of the Secretary of Transportation (DOT); it is further understood and agreed that the Lessor shall have the right to take such action as the Federal Government may direct to enforce this obligation. Lessee further agrees to comply with such enforcement procedures as the United States might demand that the Lessor take in order to comply with the Sponsor’s (Lessor’s) Assurances to the Federal Government.

ARTICLE XII- INSURANCE AND INDEMNIFICATION

Lessee shall, during the term of this Lease, maintain fire and extended coverage insurance under the special property form on all buildings and structures located on the Ground Area described in Article I in an amount equal to the replacement cost of the buildings or structures. All such policies of insurance and renewals thereof shall insure the Lessor and the Lessee, as their interests may appear. Lessee shall file with the Airport Director certificates showing such insurance to be in effect with premiums paid.

Lessee shall provide to Lessor a Certificate of Insurance providing for the following coverages on an occurrence basis for liabilities out of the Lessee’s use or operation of the Leased Premises: (1) premises liability, including property damage, bodily injury, personal injury and contractual liability with policy limits of at least Five Million Dollars ($5,000,000.00); (2) completed operations and product liability with policy limits of at least Five Million Dollars ($5,000,000.00) (if applicable). The Certificate(s) of Insurance shall specifically provide that the County of Kalamazoo and its officers, employees, and agents are name as additionally insured. In addition, Lessee shall provide to Lessor a Certificate of Insurance covering Worker’s Compensation for Lessee’s employees, if any. If Lessee owns any motor vehicles used on the Ground Area or in used in providing services as permitted in this agreement, then Lessee shall also provide Lessor with a Certificate of Insurance providing automobile bodily injury and property damage liability of at least Five Hundred Thousand Dollars ($500,000.00). All of these Certificates of Insurance shall provide that the respective insurance policy cannot be canceled without providing a thirty (30) day written notice to Lessor. The usual words in the cancellation clauses of the Insurance Certificates which state “endeavor to” and “failure to mail such shall impose no obligation or liability of any kind upon the company” shall be stricken. Failure of the Lessee to provide the Certificates of Insurance or receipt by the County of a notice of cancellation of the insurance policy(ies) by the Lessee’s insurance company(ies) shall constitute a material breach of this Lease and this Lease may be terminated five (5) business days after written notice to Lessee if such insurance is not replaced or reinstated. 180 days before the end of each three (3) year period of the term of this Lease and any extensions, the parties shall review the limits of Lessee’s liability insurance as required above.

Lessee shall indemnify and save harmless the Lessor from any liability losses or claims occurring during the term of this lease which the Lessor may suffer as a result of any negligent or omission of said Lessee, its employees, agents, or representatives in connection with the use of said premises.

ARTICLE XIII- LICENSE FEES AND TAXES

Lessee shall pay all lawful taxes and assessments which, during the term hereof, may become a lien upon or which may be levied by the State, County, City or any other tax levying body, upon any taxable interest of Lessee acquired in this Lease Agreement, as well as all taxes on taxable property, real or personal, owned by Lessee in and about said premises; but deferment of payment of any tax by Lessee shall not constitute a default or breach of this Lease Agreement during the time that the Lessee is contesting in good faith the payment of said tax before any duly constituted authority and pending the final determination of such contest.

Lessee will, when requested annually, within thirty (30) days after the end of each calendar year, furnish the Lessor a certification showing that all taxes which might become a lien against the personal property of Lessee have been paid in full.

ARTICLE XIV - SERVICES TO BE FURNISHED ON A FAIR BASIS AND EQUAL BASIS

Lessee agrees that it will (1) furnish any services to be provided by it hereunder on a fair and not unjustly discriminatory basis to all users thereof, and that it will (2) charge, reasonable, and not unjustly discriminatory prices for each unit of sales or service; provided that Lessee may be allowed to make reasonable and non-discriminatory discounts, rebates, or similar types of price reductions to volume purchasers.

ARTICLE XV- CANCELLATION BY LESSOR

Lessor may cancel this Agreement by giving Lessee not less than sixty (60) days advance written notice to be served as hereinafter provided upon or after the happening of any one of the following events:

  The filing by Lessee of a voluntary petition in bankruptcy;
  The institution of proceedings in bankruptcy against Lessee and the adjudication of Lessee as a bankrupt pursuant to such proceedings if such adjudication shall remain unvacated or unstayed for a period of at least sixty (60) days;
  The taking by a court of jurisdiction of Lessee and its assets pursuant to proceedings brought under the provisions of any federal reorganization act if the judgment of such court shall remain unvacated or unstayed for a period of at least sixty (60) days;
  The appointment of a receiver of Lessee's assets if such appointment by a court of competent jurisdiction shall remain unvacated for a period of at least sixty (60) days;
  The divestiture of Lessee's estate herein by other operation of law, except as provided in Article XX hereof,
  The abandonment by Lessee of its conduct of service at the Airport,
  If the Lessee shall be prevented for a period of sixty (60) days (after exhausting or abandoning all appeals) by any action of any governmental authority, board, agency, or officer having jurisdiction from conducting service at the Airport; unless it is so prevented from conducting air transportation either (1) by reason of the United States or any agency thereof, acting directly or indirectly, taking possession of and operating, in whole or in substantial part, the premises and space leased or operated by the Lessee or premises required for the actual operation of Lessee’s aircraft to and from the Airport; or (2) if all or a substantial part of the premises and space leased by the Lessee shall be acquired in the manner described in Article XX hereof,
  8. The default by Lessee in the performance of any covenant or agreement herein required to be performed by Lessee, and the failure of Lessee to remedy such default for a period of ninety (90) days after receipt from Lessor of written notice to remedy the same; provided, however, that no notice of cancellation, as above provided, shall be of any force or effect if Lessee shall have remedied the default prior to receipt of Lessor’s notice of cancellation.

No waiver of default by Lessor of any of the terms, covenants, or conditions hereof to be performed, kept, and observed by Lessee shall be construed to be or act as a waiver of any subsequent default of any of the terms, covenants, and conditions herein contained to be performed, kept and observed by Lessee. The acceptance of rental by Lessor for any period or periods after a default of any of the terms, covenants and conditions herein contained to be performed, kept and observed by Lessee shall not be deemed a waiver of any right on the part of Lessor to cancel this Agreement for failure by Lessee to so perform, keep, or observe any of the terms, covenants, or conditions of this Agreement.

ARTICLE XVI- CANCELLATION BY LESSEE

Lessee may, so long as it is not in default in any payments to Lessor hereunder, cancel this Agreement by giving Lessor not less than sixty (60) days advance written notice to be served as hereinafter provided, upon or after the happening of any one of the following events:

  Issuance by any court of competent jurisdiction of an injunction in any way substantially preventing or restraining the use of the Airport or any part thereof necessary for Lessee’s operation, and the remaining in force of such injunction for a period of at least thirty (30) days after Lessor has exhausted or abandoned all appeals,
  The default by Lessor in the performance of any covenant or agreement herein required to be performed by Lessor and the failure of Lessor to remedy such default for a period of ninety (90) days after receipt from Lessee of written notice to remedy the same; provided, however, that no notice of cancellation, as above provided, shall be of any force or effect if Lessor shall have remedied the default prior to receipt of Lessee’s notice of cancellation;
  Failure of Lessor and Lessee to agree on reduction of the rentals and fees set forth in Article IV within sixty (60) days if (i) a change in the federal airspace regulations impairs or hinders the use of the Airport by aircraft or (ii) there is a change to the operation of the Airport not caused by Lessee, which change materially adversely impacts the economic benefits to be derived from its operations at the Airport [and Lessee has not otherwise withdrawn its request for a reduction in the fees and rentals].

Lessee’s performance of all or any part of this Agreement for or during any period or periods after a default of any of the terms, covenants, and conditions herein contained to be performed, kept, and observed by Lessor shall not be deemed a waiver of any right on the part of Lessee to cancel this Agreement for failure by Lessor to so perform, keep or otherwise observe any of the terms, covenants or conditions hereof to be performed, kept and observed by Lessor or be construed to be or act as a waiver by Lessee of any subsequent default of any of the terms, covenants, and conditions herein contained to be performed, kept and observed by Lessor.

ARTICLE XVII- SURRENDER OF POSSESSION

So long as the rentals and other fees and charges required by this Lease are paid and all other material conditions of this Lease are duly performed, said Lessee shall have peaceful and quiet possession of the ground area for the term hereof; and at the expiration of said term, the ground area shall be restored to said Lessor in as good order and condition as when delivered, ordinary wear and tear and damage by fire the elements, casualty, or other cause not due to the negligence of the Lessee excepted. At the expiration or early termination of the term of this Lease, the Lessee shall remove the structure, related improvements and equipment within 90 days at the Lessee’s expense.

ARTICLE XVIII- MINERAL RIGHTS

It is agreed and understood that all water, gas, oil and mineral rights in and under the soil are expressly reserved to Lessor.

ARTICLE XIX - CONDEMNATION

Upon the acquisition by condemnation or the exercise of the power of eminent domain under any Federal or State statute by the Federal Government, the State of Michigan or any Federal or State agency or any other person vested with such power, of a temporary or permanent interest in all or any part of the Airport, including without limitation, the premises leased hereunder, the Lessor and the Lessee each shall have the right to appear and file a claim for damages to the extent of its respective interest, in the condemnation or eminent domain proceeding, to participate in any and all hearings trials, and appeals therein, and to receive and retain such amount as each may lawfully be entitled to receive as damages or payment as a result of such acquisition.

ARTICLE XX - ASSIGNMENT AND SUBLETTING

Lessee shall not assign, nor sublet this Agreement or any part hereof without the consent in writing of Lessor, except to (i) a corporation, limited liability company or other entity owned and controlled by Lessee or (ii) Boeing Capital Services Corporation, or it’s affiliates, or other institutional lending or financing entity; provided that the foregoing shall not prevent the assignment of this Agreement to the United States Government or any agency thereof. Lessor reserves the right to assign this Lease to another governmental body or authority in the event such governmental body or authority takes over the operation of the Airport. Lessor agrees that it will not unreasonably withhold, delay or condition its consent to any other assignment or subletting.

ARTICLE XXI- NOTICES

Notices to Lessor provided for herein shall be sufficient if sent by certified mail, postage prepaid, addressed to Airport Director, Kalamazoo/Battle Creek International Airport, 5235 Portage Road, Kalamazoo, Michigan 49002; and notices to Lessee, if sent by certified mail, postage prepaid, addressed to CFO, Radiant Aviation Services INC., 40 Centre Drive, Orchard Park, NY, 14127; or to such other respective addresses as the parties may designate to each in writing from time to time, or to such other mailing addressees as may be adopted by either Lessor or Lessee

ARTICLE XXII -DEFINITION OF TERMS

Whenever the term “Federal Aviation Administration” is used in this Agreement it shall be construed as referring to the successor of the Federal Aviation agency created by the Federal Government under the Civil Aeronautics Act of 1958, or to such other Federal Government authority as may be the successor thereto or be vested with the same or similar authority.

Whenever the terms "aircraft or other equipment of Lessee" and "aircraft and other equipment" are used in this Agreement, they shall be construed as including airplanes, helicopters and every other conveyance now or hereafter used for the navigation of or flights in air and other equipment owned, operated, or used by Lessee.

Whenever the term “person” and “persons” are used in this Agreement, they shall be construed as including individuals, firms, corporations and other legal entities.

ARTICLE XXIII- PARAGRAPH HEADINGS

The paragraph headings contained herein are for convenience in reference and are not intended to define or limit the scope of any provision of this Agreement.

ARTICLE XXIV - INVALID PROVISIONS

In the event any covenant, condition or provision herein contained is held to be invalid by any court of competent jurisdiction, the invalidity of any such covenant, condition, or provision shall in no way affect any other covenant, condition, or provision; provided, that the invalidity of such covenant, condition, or provision does not materially prejudice either Lessor or Lessee in its respective rights and obligations contained in the valid covenants, conditions, or provisions of this Agreement.

ARTICLE XXV - SUCCESSORS AND ASSIGNS BOUND BY COVENANTS

All the covenants, stipulations, and agreements in this agreement shall extend to and bind the legal representatives, successors and assigns of the respective parties hereto.

ARTICLE XXVI- RIGHT TO LEASE TO UNITED STATES GOVERNMENT

During time of war or national emergency, Lessor shall have the right to enter into an agreement with the United States Government for military or naval use of part or all of the landing areas, the publicly-owned air navigation facilities, and/or other areas or facilities of the Airport. If any such agreement is executed, the provisions of this instrument, insofar as they are inconsistent with the provisions of the agreement with the government, shall be suspended.

This Agreement shall be subordinate to the provisions of any outstanding agreement between Lessor and the United States relative to the maintenance, operation, or development of the Airport.

ARTICLE XXVII- STANDARDS

Lessor and Lessee agree that minimum standards of operation will be maintained in conformity with requirements of the Federal Aviation Administration and that any additions to facilities will be so established.

In the event that the Kalamazoo/Battle Creek International Airport is moved from its existing location, or is closed or abandoned during the terms of this Lessor agrees to give consideration to Lessee for the purpose of continuing Lessee’s operation on the relocated site, if such site is owned and controlled by Lessor.

ARTICLE XXVIII - OPERATION OF AIRPORT

It is understood and agreed that the rights granted by this agreement will not be exercised in such a way as to unreasonably interfere with or adversely affect the use, operation, maintenance, or development of the Airport. Lessee shall have the reasonable use in common with others of all entrances, exits, taxiways, ramps, auto parking areas, and other means of movement now existing in connection with said premises; but such use shall not unreasonably interfere with any other reasonable use of said areas. Lessor reserves the right (but shall not be obligated to Lessee) to maintain and keep in repair the landing area of the Airport and all publicly-owned facilities of the Airport, and reserves the right to direct and control all activities of the Lessee in this regard.

Lessor reserves the right to develop or improve the landing area and all publicly-owned air navigation facilities of the Airport as it sees fit, regardless of the desires or views of Lessee, and without interference or hindrance. Lessor also reserve the right to take any action it considers necessary to protect the aerial approaches of the Airport against obstruction, together with the right to prevent Lessee from erecting, or permitting to be erected any building or other structure on the Airport which in the opinion of the Lessor would limit the usefulness of the Airport or constitute a hazard to aircraft.

ARTICLE XXIX - CLASSIFICATION OF BUILDING AS REAL PROPERTY

Any other article or paragraph of this Lease and Agreement to the contrary notwithstanding, all buildings on the leased premises, whether constructed by Lessor’s predecessors in title, Lessor, or Lessee, shall be considered to be real property and exempt from property taxation under MCLA 211.181(2)(b); MSA 7.7(5)(2)(b).

ARTICLE XXX - LESSEE TO BE A CONCESSIONAIRE; REQUIRED SERVICE

Lessee shall be a concessionaire under the terms of this Agreement and shall provide to the public, as part of its concessionaires services, services described in Article V.

ARTICLE XXXI - OPTION TO INCORPORATE MORE FAVORABLE LEASE CONDITIONS OR TERMS

In the event Lessor enters into any other lease or agreement involving the Airport with a for-profit entity which contains any condition or term considered by Lessee to be more favorable to the Lessee in that lease than the terms or conditions of this Lease, then Lessee shall have the option to incorporate those terms and conditions considered more favorable by Lessee into this Lease upon thirty (30) days written notice to Lessor,

ARTICLE XXXII- SNOW PLOWING/REMOVAL

Lessor shall plow and remove snow adjacent to the Ground Area so as to provide easy ingress and egress by aircraft and other equipment. Those adjacent areas shall be included in the Airport snow plowing and removal plan with a priority immediately following runways and taxiways. Lessee shall be responsible for plowing and removing snow from the Ground Area.

ARTICLE XXXIII- LESSEE'S ENVIRONMENTAL RESPONSIBILITY

Lessee shall defend, indemnify, and hold harmless Lessor from any damages, costs, losses, liabilities, or expenses (including experts’ fees, attorneys’ fees, and testing and remediation costs) resulting from any environmental contamination of the Ground Area, or adjacent lands, which contamination occurs after the effective date of this Lease and which is determined to have been caused by Lessee’s use of the Ground Area.

Lessee agrees to comply with all Federal, State, or local laws relating to the manufacturing, processing, distribution, use, treatment, storage, disposal, transport, or handling of pollutants, contaminants, chemicals, or industrial, toxic, or hazardous substances or wastes. Within thirty (30) days of the beginning of the term of this Lease and on each anniversary thereafter, Lessee shall submit to Lessor a list of all the above substances that Lessee has on the leased premises. Lessee also agrees that Lessor may, but is not require to, inspect the leased premises for the above substances at any reasonable time. If Lessor conducts an inspection and recommends a change in Lessee’s procedure regarding any substance, Lessee agrees to use reasonable efforts to implement Lessor’s recommendation and will do so in a safe, proper manner

If there is an environmental spill or release as defined under Federal or State regulations of any of the above substances on the leased premises at any time, or if Lessee, its officers, directors, or employees cause an environmental spill or release on the Airport other than the leased premises, Lessee agrees to (1) immediately report such spill or release to Lessor and to the appropriate Federal, State or local authorities; and (2) take immediate action to contain and clean up the spill or release at Lessee’s expense. In this situation, Lessee agrees to defend, indemnify, and hold Lessor and its officers and employees harmless from and against any damage, loss, liability, expense, suit, claim, judgment, fine or demand, including attorneys’ fees, investigation and remediation costs, and court costs arising out of or incident to such spill or release.

Lessee shall defend, indemnify, and hold Lessor and its officers and employees harmless from and against any damage, loss, liability, expense, suit, claim, judgment, fine, or demand, including attorneys’ fees, investigation and remediation costs, and court costs arising out of Lessee’s use of the public or private sewer system, including any environmental claims.

ARTICLE XXXIV- EFFECTIVE DATE OF LEASE

This Lease shall not be effective, and no obligations, duties or responsibilities shall be imposed or required of either party hereto, until both Lessor and Lessee have signed a written document, which shall he attached to this Lease, stating that the following conditions have been met:

  A drawing or design of a proposed deicing facility has been submitted by the Lessee to the Airport Director, and the Airport Director has given approval.
  The insurance certificates required under Article XII of the Lease have been submitted to and approved by the Airport Director.
COUNTY OF KALAMAZOO	RADIANT AVIATION SERVICES, INC.
__________________________ Timothy Snow, Clerk/Register	By:________________________________ Larence Wenke, Chairman

Exhibit 10(o)

RADIANT ENERGY CORPORATION
and
RADIANT AVIATION SERVICES, INC.
as the Corporations
and
BRUCE NOBLES
as Nobles

EMPLOYMENT AGREEMENT
Effective Date: October 26, 2000

EMPLOYMENT AGREEMENT

        Employment agreement dated as of October 26, 2000, by and among Radiant Energy Corporation, an Ontario corporation ("REC"), and Radiant Aviation Services, Inc., a Delaware corporation ("RAS") (REC and RAS being collectively referred to as the "Corporations") and Bruce Nobles ("Nobles").

        WHEREAS the Corporations and Nobles are desirous of entering into an employment relationship for their mutual benefit:

        AND WHEREAS the employment relationship between the parties will commence on the Effective Date of this Agreement;

        AND WHEREASthe Corporations and Nobles have agreed that the terms and conditions of the employment relationship shall be as set out herein;

        NOW THEREFORE in consideration of the respective covenants and agreements herein contained and for other good and valuable consideration (the receipt and sufficiency of which are hereby acknowledged by each of the parties hereto), the parties hereto agree as follows:

ARTICLE 1
DEFINITIONS

1.1        Defined Terms. As used in this Agreement, the following terms have the following meanings:

        "Applicable Time Period" means the period commencing with the date of the termination of Nobles' employment with the Corporations and ending on the later of the first anniversary of the date of such termination or the date all Termination Payments pursuant to Section 5.2 have been made.

        "Arm's Length" has the meaning given to that term in the Income Tax Act (Canada) as now in effect;

        "Business" means the business presently and heretofore carried on by the Corporations consisting of supply, financing and/or operations of radiant energy deicing systems;

        "Change of Control" means either (i) the occurrence of a transaction that results in a Person acting at Arm's Length from the Corporations obtaining shares or debt carrying more than 50% of the votes attaching to all of the then outstanding shares and that results in the execution of significant influence over the Corporations; or (ii) the sale of all or substantially all of the assets used in the Business to a Person acting at Arm's Length from the Corporations;

        "Customer" means any Person which in the year preceding the date of the termination of the employment of Nobles with the Corporations has been a customer of the Corporations or a solicited potential customer of the Corporations;

        "Person" includes, without limitation, an individual, corporation, partnership, joint venture, association, trust, firm, unincorporated organization or other legal or business entity;

        "Subsidiary" has the meaning given to that term in the Business Corporations Act (Ontario) as now in effect; and

        "Territory" means the present geographical area of: (i) the Province of Ontario; plus (ii) the remainder of Canada; plus (iii) the United States of America.

ARTICLE 2
SCOPE OF EMPLOYMENT

2.1        Employment. Subject to the terms and conditions set forth in this Agreement, the Corporations hereby agree to employ Nobles, and Nobles hereby accepts such employment, on a full time basis, in the position of President and Chief Executive Officer for a period beginning on December 1, 2000 (the “Effective Start Date”) and continuing for a period of three (3) years or until the earlier termination of Nobles’ employment as provided in this Agreement. Upon the expiration of the initial three (3)-year term, this Agreement may be renewed upon mutual agreement.

2.2        Duties and Responsibilities. The duties and responsibilities of Nobles shall consist of those necessary or incidental to perform the functions of such aforesaid executive office of the Corporations. Nobles shall be responsible for the overall direction and management of the Corporations. Nobles shall perform such other duties and exercise such powers as may from time to time be determined by the Board of Directors of the Corporations consistent with his position as President and Chief Executive Officer of the Corporations. For a period not to exceed twelve (12)-months from the Effective Start Date, Nobles shall perform the vast majority of his non-travel work time in RAS’ corporate headquarters located in Buffalo, or at Nobles’ office in Dallas.

2.3        Full and Faithful Service. Nobles will devote to the business and affairs of the Corporations all of the time and attention reasonably necessary to carry out the duties of his position, and will ensure that he is not at any time engaged in conduct which would constitute a conflict with the interests of the Corporations. During his employment with the Corporations, Nobles shall not engage in any other employment or gainful occupation, undertake any other business, or become a director, officer or agent of any other corporation, company, partnership, firm or any other manner whatsoever, without the express written consent of the Chairman of REC, such consent not to be unreasonably withheld.

2.4        Liability Insurance. Subject to the by-laws of the Corporations and applicable law, the Corporations shall purchase and maintain directors and officers liability insurance for the benefit of Nobles. Such liability insurance shall be in an amount equal to that provided to all other directors and officers of the Corporations.

2.5        Acknowledgment. Nobles acknowledges that the effective performance of his duties requires the highest level of integrity and the Corporations’ complete confidence in Nobles. Nobles shall diligently, faithfully and honestly serve the Corporations during the continuance of his employment hereunder and shall use his best efforts to promote the interests of the Corporations.

ARTICLE 3
CURRENCY

3.1        All amounts are in US dollars.

ARTICLE 4
REMUNERATION

4.1        Salary. As remuneration for his services hereunder, Nobles shall be paid a base salary, subject to adjustments as hereinafter provided, (the “Base Salary”) at the rate of Two Hundred Twenty-Five Thousand Dollars ($225,000) per annum, which Base Salary shall be paid in arrears and in twenty-six (26) equal installments, subject to all necessary statutory deductions. Such Base Salary shall be reviewed by the REC Board of Directors on an annual basis with no obligation to effect an increase thereof.

4.2        Incentive Compensation Program. Nobles shall participate in the Corporations’ annual incentive compensation program which is to be determined on the basis of actual performance against performance targets in (a) new installations, (b) net profit and (c) other parameters to be mutually agreed annually. Under such program, Nobles will be eligible to earn a target of 50% of the Base Salary to a maximum of 100% of the Base Salary contingent on the annual performance of the Corporations.

4.3        Stock Options. Upon signing this Agreement, Nobles shall receive 250,000 stock options in REC with an exercise value of four dollars ($4) each based upon the recommendations of the Compensation Committee and as approved by the REC Board of Directors. Nobles may receive additional stock options in REC based on the recommendations of the Compensation Committee and as approved by the REC Board of Directors from time to time. Such options shall vest as follows:

(a)     at the end of Nobles' first full year of employment, an option to purchase 83,333 shares of the common stock of REC (the "First Option");

(b)     at the end of Nobles' second full year of employment, an option to purchase 83,333 shares of the common stock of REC (the "Second Option");

(c)     at the end of Nobles' third full year of employment, an option to purchase 83,334 shares of the common stock of REC (the "Third Option"); and

(d)     any additional stock options granted after the date of signing this Agreement (the “Additional Options”) shall vest as provided in the grant thereof (the First, Second, Third and Additional Options being collectively referred to as the “Options”).

Except as otherwise set forth herein, the Options may be exercised in whole or in part at any time and from time to time from the amount vested within five (5) years from the date of vesting. The terms and conditions of the Options are subject to the terms and conditions of the Employee Stock Option Plan as may be amended from time to time by REC.

        In the event of a Change of Control, all Options not yet vested shall vest on the date of the Change of Control. If Nobles’ employment is terminated by the Corporations for any reason other than cause (as hereinafter defined), all Options not yet vested in the year of such termination shall vest upon termination. Upon termination of Nobles employment for any reason, all fully vested Options may be exercised in whole or in part at any time and from time to time within two (2) years from the date of termination.

4.4        Benefits. Nobles will be entitled during the course of his employment with the Corporations to participate in the employee benefit plans and programs of the Corporations, including, without limitation, medical and dental, group life, disability insurance and a non-qualified 401(k) plan, which are made available to employees of the Corporations generally from time to time in accordance with the terms of such benefit plans and programs. The Corporations hereby waive any qualification periods which may exist with respect to such benefit plans and programs.

4.5        Vacation. Nobles shall be entitled to four (4) calendar weeks vacation leave during each year that this Agreement is in effect at the Base Salary provided for in Section 4.1. Such vacation shall be taken at such time or times as the Corporations may determine having regard to the business and undertaking of the Corporations. In the event Nobles’ employment is terminated, Nobles shall be entitled to pro-rated vacation pay for the portion of the year that he has been actively employed.

4.6        Relocation Package and Commuting Expenses. For a period of time not to exceed twelve (12)-months from the Effective Start Date, prior to RAS determining the future location of its corporate headquarters and while Nobles will maintain residence in Dallas and offices in Buffalo and Dallas, the Corporations shall provide:

(a)     expense reimbursement for hotel accommodation while visiting the Buffalo office or at Nobles’ request, expense reimbursement for rental of a furnished apartment in the Buffalo area, which reimbursement shall not exceed $2,000 per month; and

(b)     expense reimbursement for a regular weekly flight between Dallas and Buffalo, or similar flight arrangements for Mrs. Nobles to travel to Buffalo from Dallas, which reimbursement shall not exceed $3,500 per month. The Corporations will provide an automobile while Nobles is visiting the Buffalo office. It is understood that Nobles will use his best efforts to coordinate his Buffalo/Dallas travel with other RAS-related business travel to limit the expense and less productive time spent commuting.

Additionally, in the event Nobles shall be required to relocate his household to Buffalo or another location, the Corporations shall reimburse Nobles for normal and reasonable relocation expenses including costs associated with the sale of Nobles’ Dallas home, fees related to the purchase of a new home in the new location, transportation of family and household goods and temporary living expenses.

4.7        Automobile. Upon Noble’s relocation to RAS’s corporate headquarters and during the remaining term of his employment with the Corporations, the Corporations shall either provide Nobles with an automobile or provide Nobles with an automobile allowance equal to $750.00 per month for capital costs and insurance. All other automobile expenses will be provided on the same basis as other Senior Management of the Corporations.

4.8        Expenses. During the term of his employment with the Corporations and other than as set forth in Sections 4.6 and 4.7, Nobles shall be reimbursed for all reasonable travel and business expenses, including long distance charges associated with the use of a mobile telephone, personal computer costs, business association fees, subject to such limitations as may be established by the Board of Directors of the Corporations and revised by them from time to time. As a condition to the reimbursement of such expenses, Nobles shall be required to account to the Corporations for such expenses in the manner prescribed by the Corporations.

ARTICLE 5
TERMINATION OF EMPLOYMENT

5.1        Terms and Conditions. Subject to Section 9.10, this Agreement and the employment contemplated hereunder may be terminated in the following manner and in the following circumstances:

  by the Corporations, at any time, for cause, in which case Nobles' employment shall terminate immediately upon receipt of written notice from the Corporations to Nobles setting out the cause for termination, and in such event the Corporations shall pay to Nobles his Base Salary up to the date of termination. “Cause” shall be limited to, (i) gross negligence or a willful act of misfeasance or malfeasance in respect of the duties and responsibilities assigned to Nobles; (ii) willful violation of the Corporations’ policy or code of conduct adopted by the Board of Directors of the Corporations prior to the date of any alleged violations; or (iii) final judgment convicting Nobles of an indictable offense under criminal statute;
  by the Corporations, upon the death of Nobles, in which case his employment pursuant to this Agreement shall terminate on the date of death;
  by the Corporations, if Nobles is unable to discharge his duties hereunder by reason of illness, disease, mental or physical disability or otherwise, for an aggregate of six (6) months in any one (1) year, whether or not consecutive, in which case his employment pursuant to this Agreement shall terminate upon receipt of written notice from the Corporations to Nobles which written notice shall set forth the calculation of the six (6) month period and its asserted bases for the determination of Nobles’ inability to discharge his duties;
  by the Corporations, for any reason other than in 5.1 (a) (b) or (c) and at any time upon payment to Nobles of the Termination Payments provided for in Section 5.2;
  by Nobles, upon 90 days' prior written notice to the Corporations; or
  by Nobles, in the event of a Change of Control, upon 30 days' prior written notice to the Corporations.

5.2        Termination Payments. If Nobles' employment with the Corporations is terminated pursuant to Subsection 5.1 (d), the Corporations shall make the following payments to Nobles (the "Termination Payments"):

  if terminated within the first two (2) years of this Agreement, pay to Nobles a severance payment equal to the Base Salary for one year plus the incentive compensation described in Section 4.2 due or which would become due for the year in which the termination occurs, if any, under the Incentive Compensation Program provided in Section 4.2; or
  if terminated in the final year of this Agreement, pay to Nobles a severance payment equal to the remaining Base Salary plus a pro-rated portion of the incentive compensation described in Section 4.2 due or which would become due for the final year under the Incentive Compensation Program provided in Section 4.2.

The amounts of any payments owed to Nobles by the Corporations pursuant to this Section arising under the Incentive Compensation Program provided in Section 4.2 will be calculated and paid by the Corporations within 120 days of the close of the Corporation’s fiscal year.

5.3        Release of Claims. Upon termination of this Agreement for any reason, the employment of Nobles shall be wholly terminated and this Agreement shall cease to have any further effect save and except in respect of Sections 6, 7 and 8 which shall continue in full force and effect. Upon any such termination, Nobles shall have no claim against the Corporations for damages, termination pay, severance pay, pay in lieu of notice of termination, statutory or otherwise, except in respect of payment of remuneration earned, due and owing to the effective date of termination plus any amount payable under Section 5.2.

5.4        Reasonableness. The parties hereto acknowledge and agree that there are no implied rights whatsoever with respect to the termination of this Agreement and employment contemplated hereunder. The parties further acknowledge and agree that if any of the payments referred to in Section 5.2 are made, such payments constitute a reasonable estimate of the damages that might be suffered by Nobles for early termination of this Agreement, said amount being liquidated damages and not a penalty.

5.5        Resignation on Termination. Nobles agrees that upon any termination of his employment with the Corporations, he shall immediately tender his resignation from any position he may hold as an officer or director of the Corporations or any of their Subsidiaries.

ARTICLE 6
CONFIDENTIALITY

6.1        Confidential Information. Nobles acknowledges that during the course of his employment with the Corporations, he will be exposed to secret and confidential business information belonging to the Corporations which gives the Corporations a commercial advantage over others. Except as may be required by law, Nobles agrees to not use, directly or indirectly, for his own account or for the account of any person, firm, corporation or other entity or disclose to any person, firm, corporation or other entity, the Corporations’ proprietary information disclosed or entrusted to him or developed or generated by him in the performance of his duties hereunder, including, but not limited to, information relating to the Corporations’ organizational structure, operations, business plans, technical projects, pricing data, business costs, research data results, inventions, trade secrets, customer lists or other work produced, developed by or for the Corporations, whether on the premises of the Corporations or elsewhere.

6.2        Exceptions. The provisions of Section 6.1 shall not apply to any proprietary, confidential or secret information which is, at the commencement of the term of this Agreement or at some later date, publicly known under circumstances involving no breach of this Agreement.

6.3        Property and Documents. Nobles acknowledges, understands and agrees that all memoranda, notes, records, charts, formulae, client lists, price lists, marketing plans, financial information and other documents made, received, held or used by Nobles during the course of his employment by, or as a consultant to, the Corporations, shall be the property of the Corporations and shall be delivered by Nobles to the Corporations upon request at any time during the course of employment and upon the termination of his employment as hereinbefore provided. With respect to all Confidential Information and other documents of the Corporations held by Nobles, Nobles acknowledges that he is in a position of trust and subject to a fiduciary duty to use the information only in the interests of the Corporations and each of their business.

ARTICLE 7
NON-COMPETITION AND NON-SOLICITATION

7.1        Non-Competition. Nobles covenants and agrees that, except on behalf of and for the benefit of the Corporations or any of their Subsidiaries, he shall not (without the prior written consent of the Corporations, such consent not to be unreasonably withheld), while in the employ of the Corporations and (i) if Nobles terminated his employment or is terminated by the Corporations for cause, then during the Applicable Time Period or (ii) if Nobles is terminated by the Corporations other than for cause, then during the period for which Nobles receives termination payments pursuant to Subsection 5.2(a) or (b), either individually or in partnership or in conjunction with any Person as employee, employer, principal, agent, joint venture, partner, shareholder or other equity holder, independent contractor, licensor, licensee, franchiser, franchisee, distributor, consultant, supplier, trustee or by or through any corporation, company, cooperative, partnership, trust entity with juridical personality, unincorporated association or in any other manner whatsoever:

  carry on or be engaged in, have any financial or other interest in or be otherwise commercially involved in any endeavor, activity or business in all or part of the Territory which is substantially the same as or in competition with the Business;
  interfere or attempt to interfere with the Business or persuade or attempt to persuade any Customer, employee or supplier of the Corporations or any of their Subsidiaries to discontinue or alter such Person’s relationship with the Corporations or any of their Subsidiaries;
  directly or indirectly, canvas, solicit or attempt to solicit, accept or supply goods or services to any Customer, except on behalf of and for the benefit of the Corporations or any of their Subsidiaries or except with respect to a business not the same as or similar to the Business; or
  employ, offer employment to or solicit the employment or engagement of or otherwise entice away from the employment of the Corporations any individual employed by the Corporations at the date of termination of Nobles’ employment.

7.2        Exception. Provided that nothing construed herein shall prohibit Nobles from holding for investment purposes only up to 5% of the issued publicly traded shares of a company engaged in a business the same as or similar to the Business presently carried on by the Corporations.

7.3        Severability. If any covenant or provision in this Article 7 is determined to be void or unenforceable in whole or in part, it shall not be deemed to affect or impair the validity of any other covenant or provision hereof, which provisions shall remain in full force and effect.

ARTICLE 8
REASONABLENESS

8.1        Reasonableness/Equitable Remedies. Nobles agrees that all restrictions contained in Articles 6 and 7 are reasonable and valid and all defenses to the strict enforcement thereof by the Corporations are hereby waived. Nobles agrees and acknowledges that his failure to comply with the covenants contained in this Agreement shall cause the Corporations irrevocable harm and that the Corporations shall be entitled to equitable relief, including specific performance, an injunction, a restraining order or other equitable relief in order to enforce such covenants, which right shall be in addition to, and not in lieu of, any other remedy the Corporations are entitled under applicable law (including, without limitation, monetary damages).

ARTICLE 9
GENERAL

9.1        Entire Agreement. This Agreement and the terms hereof shall constitute the entire agreement between the parties hereto with respect to all of the matters herein and the parties hereto acknowledge and agree that its execution has not been induced by, nor do either of the parties hereto rely upon or regard as material, any representations or writings whatsoever not incorporated herein and made a part hereof. This Agreement shall not be amended, altered or qualified except by an agreement in writing signed by both of the parties hereto. This Agreement supersedes any prior agreements which are hereby canceled and supersedes all previous understandings, negotiations, and representations with respect hereto, whether oral or written.

9.2        Notice. Any notice to be given hereunder shall be given in writing and shall be deemed to have been duly given if delivered by hand or mailed by first-class mail, postage prepaid, return receipt requested or recognized overnight courier service and addressed to the recipient as follows:

         (1)      To the Corporations:

                  40 Centre Drive,
                  Orchard Park, NY 14127
                  Attention:  The Chairman of the Board of Directors

         (2)      To the Employee:

                  12101 Madeleine Circle
                  Dallas, Texas 75230

Any such notice, if mailed, shall be deemed to have been received on the date indicated on the return receipt and, if delivered by hand or overnight courier service, on the date of delivery. Either party may, by notice given in accordance with the foregoing, change his or its address for the purposes of this Agreement. In the event of a postal strike in progress, notice shall be given only by delivery by hand or by recognized overnight courier service operated by an entity other than the postal entity involved in the strike. In the event of a postal strike occurring within five (5) business days after the giving of notice by mail as hereinbefore set out, such notice shall be deemed ineffective and thereafter, during the continuance of the postal strike, notice shall be effective only if delivered by hand or by recognized overnight courier service operated by an entity other than the postal entity involved in the strike.

9.3        Arbitration. Except for the equitable remedies provided in Article 8, any disagreement, dispute or claim arising out of or relating to this Agreement will be settled by arbitration in accordance with the following provisions:

  The agreement of the parties to arbitrate covers all disputes of every kind relating to or arising out of this Agreement or performance of the obligations outlined in this Agreement. Disputes include actions for breach of contract with respect to this Agreement, as well as any claim based on tort, or any other causes of action relating to performance of the obligations outlined in this Agreement such as claims based on an allegation of fraud or misrepresentation and claims based on a federal or state statute. In addition, the arbitrators selected according to the procedures set forth below will determine the arbitrability of any matter brought to them, and their decision will be binding on the parties.
  The forum for arbitration is Erie County, New York, or the county and state of the location of the corporate headquarters of RAS if RAS is no longer located in Erie County, New York at the time any dispute arises.
  The number of arbitrators will be three (3), unless the parties agree on a single arbitrator. In the absence of agreement on a single arbitrator, within 30 days after the initiation of an arbitration proceeding, each party will select one arbitrator and those two arbitrators will then select within 30 days a third arbitrator. If those two arbitrators are unable to select a third arbitrator within the 30 day period, a third arbitrator will be appointed by the commercial panel of the American Arbitration Association. The decision in writing of at least two (2) of the three (3) arbitrators will be final and binding upon the parties.
  Arbitration will be administered by the American Arbitration Association.
  Rules of arbitration will be the Commercial Arbitration Rules of the American Arbitration Association (the “Rules”), except that each party will have the right to conduct discovery in any manner and to the extent authorized by the Federal Rules of Civil Procedure as interpreted by the federal courts. The parties may further modify the Rules by mutual agreement. In the event of any conflict between the Commercial Arbitration Rules and the provisions of this Section, the provisions of this Section will prevail. The arbitrators may not modify the terms of this Agreement.
  The arbitrators have the power and authority to award any remedy or judgment that could be awarded by a court of law in the jurisdiction. The award rendered by arbitration will be final and binding upon the parties, and judgment upon the award may be entered in any court of competent jurisdiction in the United States.

9.4        Further Assurances. The parties hereto and each of them hereby consent and agree to do such things, attend such meetings and to execute such further documents and assurances as may be deemed necessary or advisable from time to time in order to carry out the terms and conditions of this Agreement in accordance with its true intent.

9.5        Waivers. No waiver of any breach or default or any of the provisions hereof shall be effective unless in writing and signed by the party to be charged with such waiver. No waiver shall be deemed a continuing waiver or waiver in respect of any subsequent breach or default, either of a similar or different nature, unless expressly so stated in writing.

9.6        Severability. If any provision of this Agreement is determined to be illegal or unenforceable, in whole or in part, such illegal or unenforceable provision or part thereof, shall be severable from this Agreement and shall not affect the remaining provisions hereof.

9.7        Headings. The insertion of headings and the division of this Agreement into Sections and Subsections is for convenience of reference only and shall not affect the interpretation hereof.

9.8        Successors and Assigns. This Agreement shall inure to the benefit of and be binding upon the parties hereto and their respective heirs, executors, legal personal representatives, successors and permitted assigns; provided, however, that this Agreement may not be assigned by Nobles.

9.9        Governing Law. This Agreement shall be governed by and interpreted and enforced in accordance with the laws of New York, without regard to principles of conflicts of law, except as otherwise provided herein.

9.10        Survival. The provisions of Articles 6, 7 and 8 shall survive the termination of this Agreement.

9.11        Independent Legal Advice. Nobles hereby represents and warrants to the Corporations that he had the opportunity to seek and was not prevented nor discouraged by the Corporations from seeking independent legal advice prior to the execution of this Agreement and that, in the event that he did not avail himself of that opportunity prior to signing this Agreement, he did so voluntarily without any undue pressure and agrees that his failure to obtain independent legal advice shall not be used by him as a defense to the enforcement of his obligations under this Agreement.

        IN WITNESS WHEREOF the parties have caused this Agreement to be executed with effect as of the date first above written.

                                                     RADIANT ENERGY CORPORATION

                                                     Per:________________________________

                                                     Per:________________________________

                                                     RADIANT AVIATION SERVICES, INC.

                                                     Per:________________________________

                                                     Per:________________________________

SIGNED, SEALED AND DELIVERED                         )
IN THE PRESENCE OF:                                  )
                                                     )
                                                     )
                                                     )
                                                     )
_________________________________                    ____________________________________
WITNESS                                                       Bruce Nobles