Form 10QSB
period 2001-01-31
RADIANT ENERGY CORP
filed 2001-03-16
CIK 1107415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the transition period from ________ to ________

Commission File Number: 000-29663

RADIANT ENERGY CORPORATION
(Exact name of registrant as specified in its charter)

Canada (State or other jurisdiction of incorporation or organization)	N/A (IRS Employer Identification No.)

40 Centre Drive,
Orchard Park, NY 14127
(Address of principal executive offices)

(716) 662-0022
(Issuers telephone number)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 14,026,665 Common Stock as of February 28, 2001.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [x]

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Radiant Energy Corporation and Subsidiary
CONSOLIDATED CONDENSED BALANCES SHEETS
[Prepared in accordance with accounting principles generally accepted in the United States and in U.S. dollars]

As at January 31, 2001 and October 31, 2000 - Unaudited

                                                   January 31,       October 31,
                                                          2001              2000
                                                           $                  $
--------------------------------------------------------------------------------
ASSETS
Current
Cash and cash equivalents                             261,467          1,092,080
Accounts receivable                                    74,445              4,072
Inventory                                             321,912             95,037
Deposits and prepaid expenses                         107,278            194,022
--------------------------------------------------------------------------------
Total current assets                                  765,102          1,385,211
--------------------------------------------------------------------------------
Patents                                               323,050            329,924
Fixed assets                                          161,991            196,763
--------------------------------------------------------------------------------
                                                    1,250,143          1,911,898
--------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current
Accounts payable and accrued liabilities              544,389            435,731
Current portion of long-term debt                      60,900             60,900
--------------------------------------------------------------------------------
Total current liabilities                             605,289            496,631
--------------------------------------------------------------------------------
Deferred income taxes                                   4,402              4,402
Deferred profit                                       370,999            386,725
Long-term debt                                          5,655             58,351
Shareholders' equity
Share capital                                      10,511,073         10,511,014
Contributed surplus                                    40,985                 --
Accumulated other comprehensive income                  5,380              5,380
Deficit                                           (10,293,640)        (9,550,605)
--------------------------------------------------------------------------------
Total shareholders' equity                            263,798            965,789
--------------------------------------------------------------------------------
                                                     1,250,143           911,898
--------------------------------------------------------------------------------

See accompanying notes

Radiant Energy Corporation and Subsidiary
CONSOLIDATED CONDENSED STATEMENTS OF LOSS AND DEFICIT
[Prepared in accordance with accounting principles generally accepted in the United States and in U.S. dollars]

Three months ended January 31, 2001 and 2000 - Unaudited

                                                   January 31,       January 31,
                                                          2001              2000
                                                           $                  $
--------------------------------------------------------------------------------
                                                                     [Restated]
REVENUE
Sales                                                  75,979          3,406,260
Cost of sales, exclusive of depreciation and
   amortization shown separately below                  7,802          2,953,107
--------------------------------------------------------------------------------
Gross profit                                           68,177            453,143
--------------------------------------------------------------------------------
Deferred profit on sale-leaseback                          --           (440,345)
Deicing service centre rent expense                  (141,014)           (58,488)
--------------------------------------------------------------------------------
                                                      (72,837)           (45,680)
Interest income                                         9,053             20,876
--------------------------------------------------------------------------------
                                                      (63,784)           (24,804)
--------------------------------------------------------------------------------
EXPENSES
Marketing                                             299,058            150,169
General and administrative                            272,818            278,781
Research and product development                       63,804             48,320
Depreciation                                           36,697             54,802
Amortization                                            6,874             11,268
Interest                                                   --             11,045
--------------------------------------------------------------------------------
                                                      679,251            554,385
--------------------------------------------------------------------------------
Loss for period                                      (743,035)          (579,189)
--------------------------------------------------------------------------------
Deficit, beginning of year                         (9,550,605)        (6,198,895)
--------------------------------------------------------------------------------
Deficit, end of period                            (10,293,640)        (6,778,084)
--------------------------------------------------------------------------------
Loss per common share                                   (0.05)             (0.05)
--------------------------------------------------------------------------------
Weighted average number of shares                  14,026,601         12,212,508
--------------------------------------------------------------------------------

See accompanying notes

Radiant Energy Corporation and Subsidiary
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
[Prepared in accordance with accounting principles generally accepted in the United States and in U.S. dollars]

Three months ended January 31, 2001 and 2000 - Unaudited

                                                  January 31,        January 31,
                                                        2001               2000
                                                          $                  $
--------------------------------------------------------------------------------
                                                                     [Restated]
OPERATING ACTIVITIES
Loss for the period                                  (743,035)          (579,189)
Add (deduct) item not affecting cash
   Depreciation and amortization                       43,571             66,070)
   Stock based compensation                            40,985                 --
--------------------------------------------------------------------------------
                                                     (658,479)          (513,119)
Net change in non-cash working capital items relating to
   operating activities
   Accounts receivable                                (70,373)                --
   Inventory                                         (226,875)                --
   Deposits and prepaid expenses                       86,990          1,166,959
   Accounts payable and accrued liabilities           107,778            269,812
--------------------------------------------------------------------------------
Cash provided by (used in) operating activities      (760,959)           923,652
--------------------------------------------------------------------------------

INVESTING ACTIVITY
Purchase of fixed assets                               (1,925)           (12,918)
--------------------------------------------------------------------------------

FINANCING ACTIVITIES
Repayment of long-term debt                           (52,696)           (54,571)
Increase (decrease) in deferred profit
        on sale-leaseback                             (15,726)           433,903
Issuance of common shares                                  59            636,984
--------------------------------------------------------------------------------
Cash provided by (used in) financing activities       (68,363)         1,016,316
--------------------------------------------------------------------------------
Effect of exchange rate changes on
        cash and cash equivalents                         634                 --
--------------------------------------------------------------------------------

Net increase (decrease) in cash
        and cash equivalents                         (830,613)         1,927,050
Cash and cash equivalents, beginning of year        1,092,080          1,981,232
--------------------------------------------------------------------------------
Cash and cash equivalents, end of period              261,467          3,908,282
--------------------------------------------------------------------------------
NON-CASH FINANCING ACTIVITY
Conversion of debentures                                   --            174,744
Conversion of deferred financing charges                   --             13,471
--------------------------------------------------------------------------------
Issuance of common shares                                  --            161,273
--------------------------------------------------------------------------------
Supplementary information
Cash interest paid                                        133             26,811
Cash taxes paid                                         2,087                100

See accompanying notes

Radiant Energy Corporation and Subsidiary
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
[Prepared in accordance with accounting principles generally accepted in the United States and in U.S. dollars]

Three months ended January 31, 2001 - Unaudited

                                                                           Accumulated other
                                 Common     Contributed    Comprehensive     comprehensive    Retained
                                  stock       surplus         income            income        earnings         Total
                                    $            $               $                $              $               $
---------------------------------------------------------------------------------------------------------------------

Balance, October 31, 1999      8,721,039           --             --            5,380        (6,198,895)    2,527,524
---------------------------------------------------------------------------------------------------------------------

Net loss                              --           --     (3,351,710)              --        (3,351,710)   (3,351,710)
                                                         -----------
Comprehensive income                  --           --     (3,351,710)              --                --            --
                                                         ===========
Proceeds on issuance of shares  1,789,975          --             --               --                --     1,789,975
---------------------------------------------------------------------------------------------------------------------
Balance, October 31, 2000      10,511,014          --             --            5,380        (9,550,605)      965,789
---------------------------------------------------------------------------------------------------------------------

Net loss                               --          --       (743,035)              --          (743,035)     (743,035)
                                                            --------
Comprehensive income                   --          --       (743,035)              --                --            --
                                                            ========
Proceeds on issuance of shares         59          --             --               --                --            59
Stock based compensation               --      40,985             --               --                --        40,985
---------------------------------------------------------------------------------------------------------------------
Balance, January 31, 2001      10,511,073      40,985             --            5,380       (10,293,640)      263,798
=====================================================================================================================

See accompanying notes

Radiant Energy Corporation and Subsidiary
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
[Prepared in accordance with accounting principles generally accepted in the United States and in U.S. dollars]

As at January 31, 2001 and 2000 - Unaudited

The accompanying unaudited consolidated condensed financial statements of Radiant Energy Corporation (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the results for the interim period ended January 31, 2001, have been included. Operating results for the three-month period ended January 31, 2001, are not necessarily indicative of the results that may be expected for the full year. All capitalized terms used in these notes to consolidated condensed financial statements that are not defined herein have the meanings given to them in such consolidated condensed financial statements and notes to consolidated condensed financial statements.

ELIMINATION OF INTERCOMPANY BALANCES

All material inter-company balances and transactions have been eliminated.

MATERIAL CONTRACT

On December 20, 1999 the Company sold its Newark Facility to a wholly-owned subsidiary of Boeing Capital Corporation, MDFC, for a profit of $440,345. Contemporaneously with the sale, the Company leased the Facility for a period of seven years at a monthly rental of approximately $49,000 plus 10% of monthly deicing revenue. The profit has been deferred in the accounts and is being amortized to income over the term of the lease.

COMPARATIVE AMOUNTS

The comparative amounts presented for the three months ended January 31, 2000 on the Consolidated Condensed Statements of Loss and Deficit and the Consolidated Condensed Statements of Cash Flows have been restated to be consistent with the annual financial statements for the year ended October 31, 2000.

The impact of the restatement was to increase cost of sales, exclusive of depreciation and amortization by $150,666, record deferred profit on sale-leaseback in the amount of $440,345 and to reduce deicing service centre rent expense by $6,442. In addition, the income and deficit for the period re reduced by $584,569 and earnings per share was reduced $0.05.

CANADIAN ACCOUNTING PRINCIPLES

These consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and with the requirements of the Securities and Exchange Commission (“SEC”), which in the case of the company, conform in all material respects with those of Canada (“Canadian GAAP”), except as described below.

Under U.S. GAAP, the fair value of stock options issued to consultants is amortized to income over the vesting periods as stock based compensation. Under Canadian GAAP, there is no requirement to record stock option compensation.

The following table reconciles the loss as reported on the Consolidated Condensed Statements of Loss and Deficit to the loss that would have been reported had the financial statements been prepared in accordance with Canadian GAAP.

                                                                               Three           Three
                                                                           months ended     months ended
                                                                            January 31,     January 31,
                                                                               2001             2000
                                                                                 $               $
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------

Loss for the period in accordance with US GAAP and SEC requirements              (743,035)       (579,189)

Stock based compensation                                                           40,985               -
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------
Loss for the period in accordance with Canadian GAAP                             (702,050)       (579,189)
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------

Loss per common share                                                               (0.05)          (0.05)
-----------------------------------------------------------------------------------------------------------

Weighted average number of shares                                              14,026,601      12,212,508
-----------------------------------------------------------------------------------------------------------

SHARE CAPITAL

Authorized
Unlimited number of common shares

Issued and outstanding                                                            Number          Stated
                                                                               of shares         capital
                                                                                       #               $
-----------------------------------------------------------------------------------------------------------

Outstanding at October 31, 1999                                                12,02,934       8,721,039
-----------------------------------------------------------------------------------------------------------
Issued upon conversion of 7% debentures - net of costs                           951,932         682,153
Issued upon conversion of stock options                                          494,625         586,425
Issued upon conversion of stock options granted to financial advisors             44,450          55,927
Issued  upon  conversion  of stock  options  granted  to  Boeing  Capital        507,659         465,470
Services Corporation
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------
Outstanding at October 31, 2000                                               14,026,600      10,511,014
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------
Issued upon conversion of stock options                                               65              59
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------
Outstanding at January 31, 2001                                               14,026,665      10,511,073
-----------------------------------------------------------------------------------------------------------

Item 2. Managements Discussion and Analysis or Plan of Operation.

FORWARD LOOKING STATEMENTS.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. For this purpose, any statements that are not statements relating to historical facts may be considered forward-looking statements. Without limiting the foregoing, the words “believes”, “anticipates”, “plans”, “expects”, and similar expressions are intended to identify forward-looking statements. In addition, forward looking statements include, but are not limited to, statements regarding future financing needs, future revenues, future profitability and factors affecting future liquidity. A number of important factors could cause the Company’s actual results to differ materially from those indicated in the forward-looking statements in this discussion. Reference is made to the information under the heading “Risk Factors and Investment Considerations” under “Item 1. Description of Business” contained in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on January 29, 2001, which information is incorporated herein by reference. The forward-looking statements contained in this discussion represent the Company’s judgment based on information currently available to it.

The following discussions and analysis presents a review of the consolidated operating results and financial condition of Radiant Energy Corporation (the “Company”) and its subsidiary Radiant Aviation Services, Inc. (“RAS”) for the three month periods ended January 31, 2001 and 2000. Reference is made to the Consolidated Financial Statements for the years ended October 31, 2000 and 1999 contained in Item 7 of the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on January 29, 2001, which information is incorporated herein by reference. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

DISCUSSION OF FINANCIAL CONDITION CHANGES DURING THE THEREE MONTH PERIOD ENDED JANUARY 31, 2001

All dollar amounts referred to in the following discussion are based on the January 31, 2001 Canadian dollar exchange rate of $1.4989 per U.S. dollar where applicable.

LIQUIDITY AND CAPITAL RESOURCES

During the three month period ended January 31, 2001, the Company’s working capital decreased from $888,580 to $159,813 and cash and term deposits decreased from $1,092,080 to $261,467 primarily as a result of continuing operating losses.

Working capital decreased by $728,767 during three month period to $159,813 as at January 31, 2001. Significant changes in components of the Company’s working capital during the period ended January 31, 2001 included the decrease of cash and cash equivalents and increase in inventory. During the period ended January 31, 2001, inventory increased by $226,875 representing the purchase of certain components to be installed in the InfraTek(R) System to be constructed at the Kalamazoo-Battle Creek International Airport.

Cash and cash equivalents decreased $830,613 during the three month period ended January 31, 2001 to $261,467, primarily as a result of continuing operating losses, net changes in non-cash working capital items and cash used in financing activities, which were partially offset by items not affecting cash. As presented in the Consolidated Condensed Statements of Cash Flow, cash used in operating activities was $760,959 during the three month period ended January 31, 2001, versus $923,652 provided by operating activities during the corresponding period of the prior year. The $1,166,959 in deposits and prepaid expenses during the three month period ended January 31, 2000 related primarily to amounts included in deposits and prepaid expenses at October 31, 1999, associated with the InfraTek(R) System 2000 at the Newark International Airport, the installation of which was completed during December 1999.

Management anticipates that, as a result of the Company’s low sales and revenues to date, the Company will need to raise substantial additional funds in order to continue to develop its business. The Company will need to secure additional financing in order to fund cash used in operations, its continuing operations, working capital, capital expenditures and rental requirements. Management expects current cash on hand and funds from operations will be sufficient to meet reasonably foreseeable working capital expenditures, capital expenditures, rental requirements and operating requirements until approximately March 23, 2001. There is no assurance that anticipated levels of revenues and expenses will prove to be accurate. Accordingly, the annual audited Consolidated Financial Statements for the year ended October 31, 2000 and October 31, 1999 included the following disclosure in the Report of the Independent Auditors:

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

In addition, Note 1 of the Notes to the Consolidated Financial Statements included the following:

“The consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States [there are no significant differences between U.S. and Canadian generally accepted accounting principles] on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. The company has incurred significant losses and negative cash flow from operations in each of the last two years and has an accumulated deficit of $9,550,605 at October 31, 2000 [1999 - $6,198,895]. The company’s ability to continue as a going concern is in substantial doubt and is dependent upon achieving a profitable level of operations and obtaining additional financing. Management of the company has undertaken steps as part of a plan to raise additional capital. To improve operations, management intends to continue to focus sales and marketing on specific markets and customers. There can be no assurance the company can attain profitable operations in the future. These consolidated financial statements do not give effect to any adjustments which would be necessary should the company be unable to continue as a going concern and therefore, be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements.

The amount of additional financing that the Company will be required to obtain to fund cash used in its continuing operations, working capital expenditures, capital expenditures and rental requirements during the year ending October 31, 2001 is dependent on the actual levels of revenues and expenses during the year. Although the Company anticipates that it will achieve increased sales during the year ended October 31, 2001, if the Company is unsuccessful in achieving additional sales, it is anticipated that the company will require additional financing, of approximately $4,500,000 to fund cash used in its continuing operations, working capital expenditures, capital expenditures and rental requirements during the year ending October 31, 2001. There is no assurance that anticipated levels of revenues and expenses will prove to be accurate.

As a result of the deficiency in short term liquidity and capital resources the Company has not been able to make timely payments to certain of its trade and other creditors. As at January 31, 2001, the Company had past due payables in the amount of approximately $417,000. In addition the company had commitments to acquire certain components, which are anticipated to be installed in the InfraTek(R) System to be constructed at the Kalamazoo-Battle Creek International Airport in the amount of approximately $473,000. The Company expects that its trade payable deficiencies will not significantly impact its operations during the period to March 23, 2001. The Company expects that if it is unable to secure additional financing by March 23, 2001, there will be a material, negative impact on its operations.

The Company is currently in discussions with a number of potential investors in order to secure the additional financing required. On February 23, 2001 the Company announced its intention to offer, on a non-brokered private placement basis, Series A Convertible Debentures in the total principal amount of up to $1,500,000 million. Under the terms of the Series A Convertible Debentures multiple closings are permitted. Closing of the private offering, potions of which is expected to occur on or about March 23, 2001 and on or about April 6, 2001, is subject to the completion of final documentation and regulatory approval.

Under the terms of its listing agreement with the CDNX, the Company has received authorization to sell the Series A Debentures until April 6, 2001 under the following terms. The Series A Debentures will mature five years from the date of issuance and will bear interest at the annual rate of 7.75%, payable semi-annually. Each $1,000 principal amount of the Series A Debentures will be convertible at any time, at the option of the holder, into common shares of the Company at a conversion rate of approximately Cdn$1.65 per share (for 930 common shares) during the first two years from the date of issue, Cdn$1.90 per share during the third year (for 805 common shares), Cdn$2.15 per share during the fourth year (for 710 common shares), and Cdn$2.67 per share during the last year (for 575 common shares). Insiders of the Company, including executive officers and directors, have expressed their intention to acquire approximately 49.33% of the Series A Debentures pursuant to the offering.

The foregoing discussion of the Series A Debentures does not constitute an offer to sell to, or a solicitation of an offer to buy from, anyone. The Series A Debentures will not be registered under the Securities Act of 1933 (U.S.) and may not be sold or offered for sale in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act.

If the private placement is completed, management expects that cash proceeds on closing of the private placement and funds from operations will be sufficient to fund cash used in its continuing operations, reasonably foreseeable working capital expenditures, capital expenditures, rental requirements and operating requirements until approximately June 30, 2001, at which time the Company will need to secure additional financing in order to fund cash used in operations, its continuing operations, working capital, capital expenditures and rental requirements.

Additional financing may not be available or may not be available on acceptable terms. Any financing obtained by the Company is likely to involve sales of common stock or other instruments that are exchangeable or convertible into common stock, resulting in substantial dilution to shareholders. If the Company is successful in obtaining additional financing in an amount less than the amount sought, and if anticipated levels of sales and expenses do not prove to be accurate, the Company may be required to modify the planned development of the business or secure further additional financing. If the Company’s current discussions with potential investors to secure additional financing are not finalized by March 23, 2001, the Company intends to attempt to secure short term financing from directors and other significant shareholders. Additional short term financing may not be available or may not be available on acceptable terms, in which case the Company may be required to curtail operations in order to continue operations on a limited basis.

The Company’s plans for continuing operations and development of its business include the establishment of deicing service centers financed through the sale-leaseback transactions. The Company currently has a sale-leaseback financing facility agreement with Boeing Capital Corporation (“BCC”), whereby BCC will enter sale-leaseback transactions with the Company to an aggregate of $10,000,000 subject to certain conditions, including the placement of the equipment into service not later than December 31, 2001, and approval by BCC of each draw on the lease line. Plans for continuing operations and development of the Company’s business require that the agreement with BCC be extended beyond December 31, 2001 and that the aggregate limit contained in the agreement be substantially increased, or that the Company secure additional financing similar to that provided by BCC, with other lenders.

During the three month period ended January 31, 2001, the Company issued common stock as a result of exercises of incentive stock options by employees of the Company. In summary, capital stock was changed by these transactions as follows:

                                                           Number        Stated
                                                         of shares       capital
                                                              #             $
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Outstanding at
October 31, 2000

                                                        14,026,600    10,511,014
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Issued upon conversion of stock options                         65            59
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Outstanding at January 31, 2001                         14,026,665    10,552,058
--------------------------------------------------------------------------------

After giving effect to this transaction, there were the following options outstanding as of January 31, 2001:

•	Incentive stock options granted to employees, officers, directors, consultants and financial advisors for 1,528,630 shares at prices ranging from $0.77 to $4.00 and total potential gross proceeds of $3,362.288; and

•	Options to Boeing Capital Services Corporation to purchase 145,486 shares at $0.90 per share and total potential gross proceeds of $131,033.

RESULTS OF OPERATIONS

During the three month period ended January 31, 2001, the Company continued to develop its business. The InfraTek System 2000 installed at the Newark International Airport realized significantly increased usage. On December 20, 1999, the system was turned over to the operator, Continental Airlines, Inc. (“Continental”) to commence training and to start the process of system integration into their de-icing operations. By the end of January 2000, having treated over 20 aircraft, the training and integration phase was substantially completed. Integrated operations began on February 3, 2000. By April 30, 2000, Continental had treated over 60 aircraft at the facility. Between November 14, 2000 and March 7, 2001 an additional 427 treatments were completed.

REVENUE

For the three month periods ended January 31, 2001 and 2000 revenues, operating expenses and costs of sales related to revenues were as follows:

                                                        Deicing
                                                        Service
                                        System          Centre       Maintenance
                                        Sales         Operations       Services         2001
                                          $               $               $               $
---------------------------------------------------------------------------------------------
REVENUE
Sales                                     -             69,301           6,678         75,979
Cost of sales, exclusive of
     depreciation and amortization        -                  -           7,802          7,802
---------------------------------------------------------------------------------------------
Gross profit                              -             69,301          (1,124)        68,177
Deicing service center rent expense       -           (141,014)              -       (141,014)
---------------------------------------------------------------------------------------------
                                          -            (71,713)         (1,124)       (72,837)
---------------------------------------------------------------------------------------------

                                                        Deicing
                                                        Service
                                        System          Centre       Maintenance
                                        Sales         Operations       Services         2000
                                          $               $               $               $
---------------------------------------------------------------------------------------------
REVENUE
Sales                                3,383,700           8,160          14,400      3,406,260
---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------
Cost of sales, exclusive of
  depreciation and amortization
    Installation cost                2,943,355               -               -      2,943,355
    Other operating expens es                -           9,752               -          9,752
---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------
Gross profit                           440,345          (1,592)         14,400        453,153
Deferred profit on sale lease-back    (440,345)              -               -       (440,345)
Deicing service center rent expense          -         (58,488)              -        (58,488)
---------------------------------------------------------------------------------------------
                                             -         (60,080)         14,400        (45,680)
---------------------------------------------------------------------------------------------

During the three months ended January 31, 2001 the Company generated revenue of $75,979, principally related to commercial deicing services at the Newark facility. Revenue during the corresponding period of the prior year was $3,406,260 principally related to the sale of the Newark facility to a wholly-owned subsidiary of Boeing Capital Corporation (“MDFC”). Contemporaneously with the sale, the Company leased the facility for a period of seven years at a monthly rental of approximately $49,000 plus 10% of monthly deicing revenue. The profit has been deferred in the accounts and is being amortized to income over the term of the lease.

DEFERRED PROFIT ON SALE-LEASEBACK

Deferred profit on sale lease-back during the three month period ended January 31, 2001 was nil as no sale-leaseback transactions were entered into during the period. Deferred profit on sale lease-back associated with the sale of the System installed at the Newark International Airport during the three month period ended January 31, 2000 was $440,345.

DEICING SERVICE CENTRE RENT EXPENSE

Deicing service center rent expenses associated with the System installed at the Newark International Airport was $141,014 during the three month period ended January 31, 2001 and $58,488 during the corresponding prior period. Rent expense represents the aggregate of payments and accruals to MDFC for gross lease payments, in the amount of approximately $49,000 per month, plus 10% of deicing revenue, less the amortization of deferred profit on sale-leaseback in the amount of $5,242 per month, as follows.

                                                            2001            2000
                                                              $               $
--------------------------------------------------------------------------------
DEICING SERVICE CENTRE RENT EXPENSE
Gross lease payments                                     149,810          64,930
Revenue participation, 10% of deicing revenue              6,930               -
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                                         156,740          64,930
Amortization of deferred profit on sale-leaseback        (15,726)         (6,442)
--------------------------------------------------------------------------------
                                                         141,014          58,488
--------------------------------------------------------------------------------

INTEREST INCOME

Interest income during the three month period ended January 31, 2001 was $9,053, compared to $20,876 in 2000. The Company received interest income on its daily cash balances and from low risk term deposits.

MARKETING EXPENSES

Marketing expenses during the three month period ended January 31, 2001 were $299,058 compared to $150,159 in during the three month period ended January 31, 2000 and $288,944 during the three month period ended October 31, 2000. During the year ended October 31, 2000 the Company continued to expand its marketing efforts. Increased marketing expenditures during the three month period ended January 31, 2001, versus the corresponding period of the prior year, were principally associated with increased expenditures on salaries, consulting, travel and trade shows.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses during the three month period ended January 31, 2001 of $272,818 were comparable to expenditures during the three month periods ended January 31, 2000 and October 31, 2000 of $278,781 and $243,290 respectively. Increased expenditures on salaries and professional fees were largely offset by the absence of consulting fees incurred during the three months ended January 31, 2000 in connection with executive search costs related to the recruitment of senior executives.

RESEARCH AND PRODUCT DEVELOPMENT COSTS

Research and product development expenses during the three month period ended January 31, 2001 were $63,804 compared to $48,320 during the three month period ended January 31, 2000 and $83,194 during the three month period ended October 31, 2000. The increase in research and development costs in the current period versus the comparable period of the prior year is associated with ongoing research and development activities, principally related to optional equipment that could be incorporated into the system.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization for the three month period ended January 31, 2001 decreased to $43,571 from $66,070 during the three month period ended January 31, 2000. The decrease related to decreased depreciation associated with the Company owned deicing service center located at the Buffalo-Niagara International Airport and the absence of amortization of deferred charges associated with the 7% debentures issued during May 1999, which were converted to common shares by July 31, 2000 of the prior fiscal year.

INTEREST EXPENSE

Interest expense for the three month period ended January 31, 2001 decreased to nil from $11,045 during the three month period ended January 31, 2000. Interest expense during the prior year related to interest on the 7% debentures issued during May 1999, which were converted to common shares by July 31, 2000 of the prior fiscal year.

INCOME TAX

At January 31, 2001, the Company has Canadian non-capital losses of approximately $1,036,000 and U.S. net operating losses of approximately $8,223,000. These losses may be carried forward to reduce taxable income in future years.

If not utilized, the Canadian losses will expire as follows:

$

2002	172,000
2003	27,000
2005	230,000
2006	196,000
2007	411,000

If not utilized, the U.S. losses will expire as follows:

$

2009	2,000
2010	622,000
2011	1,123,000
2012	1,178,000
2013	1,686,000
2014	937,000
2015	2,130,000
2016	545,000

The potential income tax benefits relating to these accumulated losses have not been recorded in the company’s accounts.

EARNINGS PER SHARE

Following information concerns the computation of earnings per share data for the three month periods ended January 31, 2001 and January 31, 2000.

                                                               Per Share       Earnings
                                               Numerator      Denominator      Per Share
---------------------------------------------------------------------------------
---------------------------------------------------------------------------------
Three month period ended January 31, 2001       $(743,035)
Loss for the period

Basic earnings per share, income available      $(743,035)       14,026,601        $(0.05)
to common shareholders

Three month period ended January 31, 2000
Loss for the period                             $(579,189)

Basic earnings per share, income available      $(579,189)       12,212,508        $(0.05)
to common shareholders

At January 31, 2001 options for the purchase of 1,424,181 shares were outstanding. At January 31, 2000 options to purchase 1,305,327 shares were outstanding. In addition, at January 31, 2000 the Company had 7% secured convertible debentures outstanding that were convertible to 728,985 shares. Diluted earnings per share have not been presented as the shares to be issued on the exercise of options and on conversion the of convertible debentures would have an anti-dilutive impact on earnings per share as a result of a loss being reported for the periods.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matter to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports.

(a)   Exhibits.     The following exhibits are filed as part of this report.

Exhibit	Description
3(a)	Articles of Incorporation dated October 21, 1994; Articles of Amendment dated October 5, 1995. (1)
3(b)	Certificate of Amalgamation dated February 21, 1996; Certificate of Continuance dated February 21, 1996. (1)
3(c)	Certificate of Amendment of Articles of Amalgamation, dated May 24, 2000. (2)
3(d)	By-laws. (1)
4(a)	Trust Indenture dated as of May 28, 1999 among and between Radiant Energy Corporation, Radiant Aviation Services, Inc. and the Trust Company of Bank of Montreal respecting 7% Debentures. (1)
4(b)	Agreement dated June 30, 1999 among and between Boeing Capital Services Corporation, Charles John Chew and others (the "Shareholders Agreement"). (1)
10(a)	Agreement dated June 30, 1999 between Company and Boeing Capital Services Corporation ("Boeing Capital Investment Agreement"). (1)
10(b)	Agreement dated June 24, 1999 between Radiant Aviation Services, Inc. and Boeing Capital Corporation ("Boeing Capital Financing Agreement"). (1)
10(c)	Agreement dated September 9, 1999 between Radiant Aviation Services, Inc. and Continental Airlines Inc. (the "Continental Agreement"). (1)
10(d)	Agreement dated May 10, 1999 between Company and Lufthansa Engineering and Operational Services GMBH (the "Lufthansa Agreement"). (1)
10(e)	Agreement between Company and C. John Chew dated October 30, 1998. (1)
10(f)	Agreement between Company and Timothy P. Seel dated November 1, 1999. (1)
10(g)	Agreement between Company and Robert D. Maier dated November 30, 1998. (1)
10(h)	Agreement between Company and Colin V.F. Digout dated February 2,1999. (1)
10(i)	Agreement between Company and Timothy P. Seel dated July 31, 1998 (the "Loan Agreement"). (1)
10(j)	Lease Agreement dated December 20, 1999 between Radiant Aviation Services, Inc. and MDFC Equipment Leasing Corporation. (1)
10(k)	Company Stock Option Plan, as amended April 3, 1998. (1)
10(l)	Patent Royalty Agreement between Messrs. Chew and Seel and the Company dated January 29, 1995. (1)
10(m)	Agreement between Company and Oakmoor Enterprises Inc. dated March 17, 1997. (3)
10(n)	Agreement dated November 2000 between Radiant Aviation Services, Inc. and The County of Kalamazoo. (the "Kalamazoo Agreement"). (4)
10(o)	Agreement between Company and Bruce Nobles dated October 26, 2000. (4)

__________
* Filed herewith

(1)	Filed as an exhibit to the Registrant’s report on Form 10-SB on February 24, 2000, and incorporated herein by reference.
(2)	Filed as an exhibit to the Registrant’s quarterly report on Form 10-QSB for the period ended April 30, 2000, and incorporated herein by reference.
(3)	Filed as an exhibit to Amendment No. 3 to the Registrant's report on Form 10-SB on September 29, 2000 and incorporated herein by reference.
(4)	Filed as an exhibit to the Registrant's Report on 10-KSB on January 29, 2001 and incorporated herein by reference.

(b)	Reports on Form 8-K. The Registrant did not file any reports on Form 8-K during the three month period ended January 31, 2001.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADIANT ENERGY CORPORATION
Date: March 16, 2001	By: s/Colin V.F. Digout Colin V.F. Digout Chief Financial Officer Secretary

Date: March 16, 2001	s/ Colin V.F. Digout Colin V.F. Digout Chief Financial Officer