Form 10QSB
period 2001-04-30
RADIANT ENERGY CORP
filed 2001-06-14
CIK 1107415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2001

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

(716) 662-0022
(Issuers telephone number)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: 14,026,665 Common Stock as of May 31, 2001.

Transitional Small Business Disclosure Format (check one): Yes [  ]    No [x]

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements.

Radiant Energy Corporation
CONSOLIDATED CONDENSED BALANCE SHEETS
[Prepared in accordance with accounting principles generally accepted in the United States and in U.S. dollars]

As at April 30, 2001 and October 31, 2000 - Unaudited

                                                    April 30,        October 31,
                                                      2001              2000
                                                        $                 $
--------------------------------------------------------------------------------
ASSETS
Current
Cash and cash equivalents                             837,591          1,092,080
Accounts receivable                                   112,099              4,072
Inventory                                             846,297             95,037
Deposits and prepaid expenses                          68,421            194,022
--------------------------------------------------------------------------------
Total current assets                                1,864,408          1,385,211
--------------------------------------------------------------------------------
Deferred charges                                       67,823                 --
Patents                                               316,177            329,924
Fixed assets                                          127,134            196,763
--------------------------------------------------------------------------------
                                                    2,375,542          1,911,898
================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current
Accounts payable and accrued liabilities            1,056,292            435,731
Current portion of long-term debt                      60,900             60,900
--------------------------------------------------------------------------------
Total current liabilities                           1,117,192            496,631
--------------------------------------------------------------------------------
Deferred income taxes                                   4,402              4,402
Deferred profit                                       355,272            386,725
Long-term debt                                      1,332,804             58,351

Shareholder's equity
Share capital                                      10,511,073         10,511,014
Contributed surplus                                   134,834                 --
Accumulated other comprehensive income                  5,380              5,380
Deficit                                           (11,085,415)        (9,550,605)
--------------------------------------------------------------------------------
Total shareholders' equity                           (434,128)           965,789
--------------------------------------------------------------------------------
                                                    2,375,542            911,898
================================================================================

See accompanying notes

Radiant Energy Corporation
CONSOLIDATED CONDENSED STATEMENTS OF LOSS AND DEFICIT
[Prepared in accordance with accounting principles generally accepted in the United States and in U.S. dollars]

Three months ended April 30, 2001 and 2000 - Unaudited

                                                    April 30,          April 30,
                                                       2001               2000
                                                         $                  $
--------------------------------------------------------------------------------
                                                                      [Restated]

REVENUE
Sales                                                 111,440             21,857
Cost of sales, exclusive of depreciation and
   amortization shown separately below                    633              3,182
--------------------------------------------------------------------------------
Gross profit                                          110,807             18,675
Deicing service centre rent expense                  (142,698)          (134,173)
--------------------------------------------------------------------------------
                                                      (31,891)          (115,498)
Interest income                                         2,196             45,422
--------------------------------------------------------------------------------
                                                      (29,695)           (70,076)
--------------------------------------------------------------------------------

EXPENSES
Marketing                                             292,575            269,828
General and administrative                            357,813            366,353
Research and product development                       55,427            104,539
Depreciation                                           37,965             40,965
Amortization                                            8,023              9,225
Interest                                               10,277             (6,310)
--------------------------------------------------------------------------------
                                                      762,080            784,600
--------------------------------------------------------------------------------
Loss for period                                      (791,775)          (854,676)

Deficit, beginning of year                        (10,293,640)        (6,778,084)
--------------------------------------------------------------------------------
Deficit, end of period                            (11,085,415)        (7,632,760)
================================================================================

Loss per common share                                   (0.06)             (0.06)
================================================================================

Weighted average number of shares                  14,026,665         13,193,761
================================================================================

See accompanying notes

Radiant Energy Corporation
CONSOLIDATED CONDENSED STATEMENTS OF LOSS AND DEFICIT
[Prepared in accordance with accounting principles generally accepted in the United States and in U.S. dollars]

Six months ended April 30, 2001 and 2000 - Unaudited

                                                    April 30,          April 30,
                                                       2001               2000
                                                         $                  $
--------------------------------------------------------------------------------
                                                                      [Restated]

REVENUE
Sales                                                 187,419          3,428,117
Cost of sales, exclusive of depreciation and
   amortization shown separately below                  8,435          2,956,289
--------------------------------------------------------------------------------
Gross profit                                          178,984            471,828
Deferred profit on sale-leasback                           --           (440,345)
Deicing service centre rent expense                  (283,712)          (192,661)
--------------------------------------------------------------------------------
                                                     (104,728)          (161,178)
Interest income                                        11,249             66,298
--------------------------------------------------------------------------------
                                                      (93,479)           (94,880)
--------------------------------------------------------------------------------

EXPENSES
Marketing                                             591,633            419,997
General and administrative                            630,631            645,134
Research and product development                      119,231            152,859
Depreciation                                           74,662             95,767
Amortization                                           14,897             20,493
Interest                                               10,277              4,735
--------------------------------------------------------------------------------
                                                    1,441,331          1,338,985
--------------------------------------------------------------------------------
Loss for period                                    (1,534,810)        (1,433,865)

Deficit, beginning of year                         (9,550,605)        (6,198,895)
--------------------------------------------------------------------------------
Deficit, end of period                            (11,085,415)        (7,632,760)
================================================================================

Loss per common share                                   (0.11)             (0.11)
================================================================================

Weighted average number of shares                  14,026,632         12,692,351
================================================================================

See accompanying notes

Radiant Energy Corporation
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
[Prepared in accordance with accounting principles generally accepted in the United States and in U.S. dollars]

Three months ended April, 2001 and 2000 - Unaudited

                                                    April 30,          April 30,
                                                       2001               2000
                                                         $                  $
--------------------------------------------------------------------------------
                                                                      [Restated]

OPERATING ACTIVITIES

Loss for the period                                  (791,775)          (854,676)
Add (deduct) item not affecting cash
   Depreciation and amortization                       45,988             50,190
   Amortization of debenture discount                   1,222                 --
   Stock based compensation                            20,493                 --
--------------------------------------------------------------------------------
                                                     (724,072)          (804,486)
Net change in non-cash working capital items
   relating to operating activities
   Accounts receivable                                (37,654)           (35,176)
   Inventory                                         (524,385)                --
   Deposits and prepaid expenses                       38,485             11,945
   Accounts payable and accrued liabilities           512,999           (433,730)
--------------------------------------------------------------------------------
Cash used in operating activities                    (734,627)        (1,261,447)
--------------------------------------------------------------------------------

INVESTING ACTIVITY
Purchase of fixed assets                               (3,108)           (15,116)
--------------------------------------------------------------------------------

FINANCING ACTIVITIES
Issuance (repayment) of long-term debt              1,325,927             (4,609)
Issuance of warrants                                   73,356                 --
Increase in deferred charges                          (68,973)                --
Decrease in deferred profit on sale-leaseback         (15,727)           (15,726)
Issuance of common shares                                  --            245,018
--------------------------------------------------------------------------------
Cash provided by financing activities               1,314,583            224,683
--------------------------------------------------------------------------------

Effect of exchange rate changes on
   cash and cash equivalents                             (724)                --
--------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents  576,124         (1,051,880)
Cash and cash equivalents, beginning of period        261,467          3,908,282
--------------------------------------------------------------------------------
Cash and cash equivalents, end of period              837,591          2,856,402
================================================================================

NON-CASH FINANCING ACTIVITY
Conversion of debentures                                   --            296,601
Conversion of deferred financing charges                   --             25,958
--------------------------------------------------------------------------------
Issuance of common shares                                  --            270,958
================================================================================

Supplementary information
Cash interest paid                                        914                278
Cash taxes paid                                            --                 --

See accompanying notes

Radiant Energy Corporation
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
[Prepared in accordance with accounting principles generally accepted in the United States and in U.S. dollars]

Six months ended April, 2001 and 2000 - Unaudited

                                                    April 30,          April 30,
                                                       2001               2000
                                                         $                  $
--------------------------------------------------------------------------------
                                                                      [Restated]

OPERATING ACTIVITIES

Loss for the period                                (1,534,810)        (1,433,865)
Add (deduct) item not affecting cash
   Depreciation and amortization                       89,559            116,260
   Amortization of debenture discount                   1,222                 --
   Stock based compensation                            61,478                 --
--------------------------------------------------------------------------------
                                                   (1,382,551)        (1,317,605)
Net change in non-cash working capital items
   relating to operating activities
   Accounts receivable                               (108,027)           (35,176)
   Inventory                                         (751,260)                --
   Deposits and prepaid expenses                      125,475          1,178,904
   Accounts payable and accrued liabilities           620,777           (163,918)
--------------------------------------------------------------------------------
Cash used in operating activities                  (1,495,586)          (337,795)
--------------------------------------------------------------------------------

INVESTING ACTIVITY
Purchase of fixed assets                               (5,033)           (28,034)
--------------------------------------------------------------------------------

FINANCING ACTIVITIES
Issuance (repayment) of long-term debt              1,273,231            (59,180)
Issuance of warrants                                   73,356                 --
Increase in deferred charges                          (68,973)                --
Increase (decrease) in deferred profit                (31,453)           418,177
   on sale-leaseback
Issuance of common shares                                  59            882,002
--------------------------------------------------------------------------------
Cash provided by financing activities               1,246,220          1,240,999
--------------------------------------------------------------------------------

Effect of exchange rate changes on
   cash and cash equivalents                              (90)                --
--------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents (254,489)           875,170
Cash and cash equivalents, beginning of year        1,092,080          1,981,232
--------------------------------------------------------------------------------
Cash and cash equivalents, end of period              837,591          2,856,402
================================================================================

NON-CASH FINANCING ACTIVITY
Conversion of debentures                                   --            471,345
Conversion of deferred financing charges                   --             39,429
--------------------------------------------------------------------------------
Issuance of common shares                                  --            431,916
================================================================================

Supplementary information
Cash interest paid                                      1,047             27,089
Cash taxes paid                                         2,087                100

See accompanying notes

Radiant Energy Corporation
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
[Prepared in accordance with accounting principles generally accepted in the United States and in U.S. dollars]

Six months ended April 30, 2001 - Unaudited

                                                                    Accumulated other
                                 Common     Contributed Comprehensive comprehensive Retained
                                  stock       surplus      income        income     earnings        Total
                                    $            $            $             $           $              $
---------------------------------------------------------------------------------------------------------

Balance, October 31, 1999      8,721,039           --           --         5,380   (6,198,895)  2,527,524
---------------------------------------------------------------------------------------------------------

Net loss                              --           --   (3,351,710)           --   (3,351,710) (3,351,710)
                                                        -----------
Comprehensive income                  --           --   (3,351,710)           --           --          --
                                                        ===========
Proceeds on issuance of shares 1,789,975           --           --            --           --   1,789,975
---------------------------------------------------------------------------------------------------------
Balance, October 31, 2000     10,511,014           --           --         5,380   (9,550,605)    965,789
---------------------------------------------------------------------------------------------------------

Net loss                              --           --   (1,534,810)           --   (1,534,810) (1,534,810)
                                                        ----------
Comprehensive income                  --           --   (1,534,810)           --           --          --
                                                        ==========
Proceeds on issuance of shares        59            --          --            --           --          59
Stock based compensation              --       61,478           --            --           --      61,478
Issuance of warrants                  --       73,356           --            --           --      73,356
---------------------------------------------------------------------------------------------------------
Balance, April 30, 2001       10,511,073      134,484           --         5,380  (11,085,415)   (434,128)
=========================================================================================================

See accompanying notes

Radiant Energy Corporation
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
[Prepared in accordance with accounting principles generally accepted in the United States and in U.S. dollars]

As at April, 2001 and 2000 - Unaudited

ACCOUNTING POLICIES

The accompanying unaudited consolidated condensed financial statements of Radiant Energy Corporation (the “Company”) have been prepared by the Company in accordance with accounting principles generally accepted in the United States on a basis consistent with those followed in the most recent audited consolidated annual financial statements and generally accepted accounting principles for interim financial information and with the instructions to SEC Form 10-QSB. Accordingly, these unaudited consolidated condensed financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and therefore should be read in conjunction with the audited consolidated annual financial statements and notes included in the Company’s annual report and SEC Form 10-KSB for the year ended October 31, 2000. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the results for the interim period ended April 30, 2001 have been included. Operating results for the three month and six month periods ended April 30, 2001 are not necessarily indicative of the results that may be expected for the full year. All capitalized terms used in these notes to unaudited consolidated condensed financial statements that are not defined herein have the meanings given to them in such audited consolidated annual financial statements and notes thereto.

The unaudited consolidated condensed financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. The Company has incurred significant losses and negative cash flow from operations in each of the last two years and during the six month period ended April 30, 2001 and has an accumulated deficit of $11,085,415 at April 30, 2001 and $9,550,605 at October 31, 2000. The Company’s ability to continue as a going concern is in substantial doubt and is dependent upon achieving a profitable level of operations and obtaining additional financing. Management of the Company has undertaken steps as part of a plan to raise additional capital. To improve operations, management intends to continue to focus sales and marketing on specific markets and customers. There can be no assurance the Company can attain profitable operations in the future. These unaudited consolidated condensed financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and, therefore, be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying unaudited consolidated condensed financial statements.

ELIMINATION OF INTERCOMPANY BALANCES

All material inter-company balances and transactions have been eliminated.

LONG TERM DEBT

                                                                              2001          2000
------------------------------------------------------------------------------------------------
                                                                                $             $

7.75% unsecured Series A convertible debentures, due April 5, 2006       1,152,000            --
12% unsecured debenture, due April 5, 2006                                 250,000            --
12% unsecured debenture discount                                           (72,134)           --
Other - unsecured                                                           50,000       100,000
Vehicle loan repayable in monthly blended payments of principal             13,838        19,251
   and interest of $943 bearing interest at 2.9% to July 31, 2002
------------------------------------------------------------------------------------------------
                                                                         1,393,704       119,251
Less current portion                                                        60,900        60,900
------------------------------------------------------------------------------------------------
                                                                         1,332,804        58,351
================================================================================================

7.75% Series A convertible debentures, due April 5, 2006

The 7.75% unsecured Series A convertible debentures are convertible in minimum denominations of $1,000 at a basic conversion price of $0.86 to April 5, 2003, $1.24 from April 6, 2003 to April 5, 2004, $1.41 from April 6, 2004 to April 5, 2005 and $1.72 from April 6, 2005 to April 5, 2006.

In addition, under the terms of the debenture offering, $89,280 was placed in a segregated interest reserve account to pay interest when due.

12% unsecured debenture, due April 5, 2006

Under the terms of the 12% unsecured debenture issued to Boeing Capital Services Corporation (“BCSC”), the $250,000 principal amount bears interest at an annual rate of 12%. Interest at a rate of 7.75% per annum is payable semi-annually with the remainder payable on maturity.

BCSC also received 116,629 warrants. Each warrant entitles BCSC to acquire one common share of the Company at any time on or before April 20, 2003 at an exercise price of $0.86 per share. The issuance of the warrants represents a debenture discount and is amortized to interest expense over the term of the debenture.

In addition, under the terms of the debenture, $19,375 was placed in a segregated interest reserve account to pay interest when due.

MATERIAL CONTRACT

On December 20, 1999, the Company sold its Newark Facility to a wholly-owned subsidiary of Boeing Capital Corporation, MDFC Equipment Leasing Corporation, for a profit of $440,345. Contemporaneously with the sale, the Company leased the facility for a period of seven years at a monthly rental of approximately $49,000 plus 10% of monthly deicing revenue. The profit has been deferred in the accounts and is being amortized to income over the term of the lease.

COMPARATIVE AMOUNTS

The comparative amounts presented for the three months and six months ended April 30, 2000 on the Consolidated Condensed Statements of Loss and Deficit and the Consolidated Condensed Statements of Cash Flows have been restated to be consistent with the audited consolidated annual financial statements for the year ended October 31, 2000.

The impact of the restatement for the three months ended April 30, 2000 was to decrease cost of sales, exclusive of depreciation and amortization, by $119,216 and to reduce deicing service centre rent expense by $15,726. In addition, the loss for the period was reduced by $134,942 and loss per share was reduced by $0.02.

The impact of the restatement for the six months ended April 30, 2000 was to increase cost of sales, exclusive of depreciation and amortization, by $31,450, record deferred profit on sale-leaseback in the amount of $440,345 and to reduce deicing service centre rent expense by $22,168. In addition, the loss for the period and the deficit were increased by $449,627 and loss per share was increased by $0.03.

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

The following table reconciles the loss as reported on the Consolidated Condensed Statements of Loss and Deficit for the three month and six month periods ended April 30, 2001 and 2000 to the loss that would have been reported had the financial statements been prepared in accordance with Canadian GAAP.

	Three months ended April 30, 2001 $	Three months ended April 30, 2000 $	Six months ended April 30, 2001 $	Six months ended April 30, 2000 $

Loss for the period in accordance with US GAAP and SEC requirements	(791,775)	(854,676)	(1,534,810)	(1,433,865)
Stock based compensation	20,493	-	61,478	-

Loss for the period in accordance with Canadian GAAP	(771,282)	(854,676)	(1,473,332)	(1,433,865)

Loss per common share	(0.05)	(0.06)	(0.11)	(0.11)

Weighted average number of shares	14,026,665	13,193,761	14,026,632	12,692,351

SHARE CAPITAL

Authorized
Unlimited number of common shares

Issued and outstanding

                                                                                Number          Stated
                                                                              of shares         capital
                                                                                      #               $
--------------------------------------------------------------------------------------------------------

Outstanding at October 31, 1999                                              12,027,934       8,721,039
--------------------------------------------------------------------------------------------------------
Issued upon conversion of 7% debentures - net of costs                          951,932         682,153
Issued upon conversion of stock options                                         494,625         586,425
Issued upon conversion of stock options granted to financial advisors            44,450          55,927
Issued upon conversion of stock options granted to Boeing Capital               507,659         465,470
   Services Corporation
--------------------------------------------------------------------------------------------------------
Outstanding at October 31, 2000                                              14,026,600      10,511,014
--------------------------------------------------------------------------------------------------------
Issued upon conversion of stock options                                              65              59
--------------------------------------------------------------------------------------------------------
Outstanding at April 30, 2001                                                14,026,665      10,511,073
========================================================================================================

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

The following discussions and analysis presents a review of the consolidated operating results and financial condition of Radiant Energy Corporation (the “Company”) and its subsidiary Radiant Aviation Services, Inc. (“RAS”) for the three month and six month periods ended April 30, 2001 and 2000. Reference is made to the Consolidated Financial Statements for the years ended October 31, 2000 and 1999 contained in Item 7 of the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on January 29, 2001, which information is incorporated herein by reference. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

DISCUSSION OF FINANCIAL CONDITION CHANGES DURING THE THREE MONTH AND SIX MONTH PERIODS ENDED APRIL 30, 2001

All dollar amounts referred to in the following discussion are based on the April 30, 2001 Canadian dollar exchange rate of $1.5366 per U.S. dollar where applicable.

LIQUIDITY AND CAPITAL RESOURCES

During the six month period ended April 30, 2001, the Company’s working capital decreased from $888,580 to $747,216 and cash and cash equivalents decreased from $1,092,080 to $837,591 primarily as a result of continuing operating losses, which were partially offset by financing activities.

Working capital decreased by $141,364 during the six month period to $747,216 as at April 30, 2001. Significant changes in components of the Company’s working capital during the period included the increase in inventory, the increase in accounts payable and the decrease of cash and cash equivalents. During the six month period ended January 31, 2001, inventory increased by $751,260 primarily related to the purchase of the structure and certain components and other expenditures to be installed in and associated with the InfraTek(R) System to be constructed at the Kalamazoo-Battle Creek International Airport. Inventory includes $424,600 relating to a deicing service centre structure that the Company has ordered, and for which a corresponding liability has been accrued, but which has not been delivered due to the Company’s current deficiencies in short term liquidity and capital.

Accounts payable and accrued liabilities increases by $620,561 during the six month period ended April 30, 2001. Increases in accounts payable and accrued liabilities are principally associated with the increases in inventory discussed and as a result of the Company not being able to make timely payments to certain of its trade and other creditors, as a result of the deficiency in short term liquidity and capital resources.

As at April 30, 2001, the Company had cash and cash equivalents of $837,591, of which approximately $108,665 is restricted under the terms of the debentures issued during the three month period ended April 30, 2001. Unrestricted cash and cash equivalents decreased $363,144 during the six month period ended April 30, 2001 to $728,936, primarily as a result of continuing operating losses and changes in non-cash working capital items, which were partially offset by financing activities. As presented in the Consolidated Condensed Statements of Cash Flow, cash used in operating activities was $734,627 during the three month period and $1,195,586 during the six month period ended April 30, 2001.

Management anticipates that, as a result of the Company’s low sales and revenues to date, the Company will need to raise substantial additional funds in order to continue to develop its business. The Company will need to secure additional financing in order to fund cash used in operations, its continuing operations, working capital, capital expenditures and rental requirements. Management expects current cash on hand and funds from operations will be sufficient to meet reasonably foreseeable working capital expenditures, capital expenditures, rental requirements and operating requirements until approximately July 15, 2001. There is no assurance that anticipated levels of revenues and expenses will prove to be accurate. Accordingly, the annual audited Consolidated Financial Statements for the year ended October 31, 2000 and October 31, 1999 included the following disclosure in the Report of the Independent Auditors:

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

On April 25, 2001 the Company announced to it completed its previously announced non-brokered private placement of $1,152,000 of 7.75% Series A Convertible Debentures. In addition, the Company issued a $250,000 12.0% Unsecured Debenture to Boeing Capital Services Corporation (“BCSC”).

The sale of the Series A Convertible Debentures and the Unsecured Debenture generated gross proceeds of $1,402,000. The Series A Debentures, maturing April 5, 2006, bear an annual interest rate of 7.75%, payable semi-annually. Each $1,000 principal amount of the Series A Debentures is convertible at any time, at the option of the holder, into common stock of the Company at a conversion rate of $0.86 per share (for 1,160 common shares) if converted prior to April 5, 2003, $1.235 per share (or 810 common shares) if converted from April 6, 2003 to April 5, 2004, $1.408 per share (for 710 common shares) if converted from April 6, 2004 to April 5, 2005, and $1.724 per share (for 580 common shares) if converted from April 6, 2005 up to and including the Maturity Date. Executive officers and directors of the Company acquired roughly 44.7% of the Series A Debentures, or 36.3% of the combined Series A Debentures and the Unsecured Debenture. The Company sold $500,000 of the Series A Debentures to AS Borgaa, a subsidiary of Fred Olsen and Company, a management company for two publicly traded Norwegian companies, Granger Rolf ASA and Bonheur ASA.

In a related transaction, BCSC subscribed for $250,000 principal amount of Unsecured Debenture. The Unsecured Debenture matures April 5, 2006 and bears interest at an annual rate of 12%. Interest at a rate of 7.75% per annum is payable semi-annually with the remainder payable on maturity. BCSC also received 116,629 detachable warrants. Each warrant entitles BCSC to acquire one common share of the Company at any time on or before April 20, 2003 at an exercise price of $0.86 per share. The exercise of the warrants is restricted if, after giving effect of such exercise, BCSC will own greater than 19.94% of the issued and outstanding common stock. The total exercise value of the warrants represents 40% of the value of the 12% Unsecured Debenture.

None of the Series A Debentures, the Unsecured Debenture, the warrants or the common shares issuable upon conversion of the Series A Debentures or exercise of the warrants have been registered under the United States Securities Act of 1933, and they may not be sold or offered for sale in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act. Furthermore, without the prior written approval of the Canadian Venture Exchange (“CDNX”) and compliance with applicable Canadian securities legislation, none of the Series A Debentures, the warrants or the common shares issuable upon conversion of the Series A Debentures or exercise of the warrants may be sold on or through the facilities of CDNX or otherwise in Canada or to or for the benefit of a Canadian resident until August 5, 2001.

Under the terms of the Series A Debentures, participants subscribing to debenture amounts in excess of $200,000 have demand registration rights. Accordingly the Company has entered into Registration Rights Agreements with Mowtowr & Co. Acct. 504090002-David A. Williams and AS Borga under which the Company will assist the debenture holders to register the shares under the United States Securities Act of 1933. In addition, if shares are registered under the United States Securities Act of 1933, such registration will also apply to shares held in respect of debenture conversions by other debenture holders, at the option of other debenture holders.

ADDITIONAL FINANCING REQUIRED

The amount of additional financing that the Company will be required to obtain to fund cash used in its continuing operations, working capital expenditures, capital expenditures and rental requirements during the twelve month period ending April 30, 2002 is dependent on the actual levels of revenues and expenses during the period. Although the Company anticipates that it will achieve increased sales during the twelve month period, if the Company is unsuccessful in achieving additional sales, it is anticipated that the company will require additional financing, of approximately $4,500,000 to fund cash used in its continuing operations, working capital expenditures, capital expenditures and rental requirements during the twelve month period ending April 30, 2002. There is no assurance that anticipated levels of revenues and expenses will prove to be accurate.

As a result of the deficiency in short term liquidity and capital resources, the Company has not been able to make timely payments to certain of its trade and other creditors. As at April 30, 2001, the Company had past due accounts payable in the amount of approximately $894,000. The Company expects that if it is unable to secure additional financing by July 15, 2001, there will be a material, negative impact on its operations.

The Company is currently evaluating possible financing alternatives and is in discussions with a number of potential investors in order to secure the additional financing required. The foregoing discussion does not constitute an offer to sell securities to, or a solicitation of an offer to buy securities from, anyone.

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

The Company’s plans for continuing operations and development of its business include the establishment of deicing service centers financed through sale-leaseback transactions. The Company currently has a sale-leaseback financing facility agreement with Boeing Capital Corporation (“BCC”), whereby BCC will enter sale-leaseback transactions with the Company to an aggregate of $10,000,000 subject to certain conditions, including the placement of the equipment into service not later than December 31, 2001, and approval by BCC of each draw on the lease line. Plans for continuing operations and development of the Company’s business require that the agreement with BCC be extended beyond December 31, 2001 and that the aggregate limit contained in the agreement be substantially increased, or that the Company secure additional financing similar to that provided by BCC, with other lenders.

In connection with its Norwegian operations, the Company has entered into commitments to purchase approximately $576,000 of components to be installed in an InfraTek(R) deicing service centre. Negotiations may not be concluded soon enough to permit the Company to accept timely delivery of the components, and the vendor documents provide for approximately $100,000 of liquidated damages if the order is cancelled.

RESULTS OF OPERATIONS

During the six month period ended April 30, 2001, the Company continued to develop its business. The InfraTek System 2000 installed at the Newark International Airport realized significantly increased usage. On December 20, 1999, the system was turned over to the operator, Continental Airlines, Inc. (“Continental”) to commence training and to start the process of system integration into their de-icing operations. By the end of January 2000, having treated over 20 aircraft, the training and integration phase was substantially completed. Integrated operations began on February 3, 2000. By April 30, 2000, Continental had treated over 60 aircraft at the facility. Between November 14, 2000 and March 26, 2001 an additional 445 treatments were completed.

REVENUE

For the six month periods ended April, 2001 and 2000 revenues, operating expenses and costs of sales related to revenues were as follows:

                                                   Deicing
                                                   Service
                                   System          Centre       Maintenance
                                    Sales        Operations       Services      2001
                                      $               $               $          $
---------------------------------------------------------------------------------------
REVENUE
Sales                                 -            180,741         6,678        187,419
Cost of sales, exclusive of
   depreciation and amortization      -               -            8,435          8,435
---------------------------------------------------------------------------------------
Gross profit                          -            180,741        (1,757)       178,984
Deicing service center rent expense   -           (283,712)          -         (283,712)
---------------------------------------------------------------------------------------
                                      -           (102,971)       (1,757)      (104,728)
=======================================================================================

                                                   Deicing
                                                   Service
                                   System          Centre       Maintenance
                                    Sales        Operations       Services      2000
                                      $               $               $          $
---------------------------------------------------------------------------------------
REVENUE
Sales                              3,383,700        25,217        19,200      3,428,117
---------------------------------------------------------------------------------------
Cost of sales, exclusive of
   depreciation and amortization
     Installation cost             2,943,355          -              -        2,943,355
     Other operating expenses         -             11,790         1,144         12,937
---------------------------------------------------------------------------------------
Gross profit                         440,345        13,427        18,056        471,828
Deferred profit on sale lease-back  (440,345)         -              -         (440,345)
Deicing service center rent expense    -          (192,661)          -         (192,661)
---------------------------------------------------------------------------------------
                                       -          (179,234)       18,056       (161,178)
=======================================================================================

During the six months ended April 30, 2001 the Company generated revenue of $187,419, principally related to commercial deicing services at the Newark facility. Revenue during the corresponding period of the prior year was $3,428,117 principally related to the sale of the Newark facility to a wholly-owned subsidiary of Boeing Capital Corporation, MDFC Equipment Leasing Corporation (“MDFC”). Contemporaneously with the sale, the Company leased the facility for a period of seven years at a monthly rental of approximately $49,000 plus 10% of monthly deicing revenue. The profit has been deferred in the accounts and is being amortized to income over the term of the lease.

DEFERRED PROFIT ON SALE-LEASEBACK

Deferred profit on sale lease-back during the six month period ended April, 2001 was nil as no sale-leaseback transactions were entered into during the period. Deferred profit on sale lease-back associated with the sale of the System installed at the Newark International Airport during the six month period ended April 30, 2000 was $440,345.

DEICING SERVICE CENTRE RENT EXPENSE

Deicing service center rent expenses associated with the System installed at the Newark International Airport was $283,712 during the six month period ended April 30, 2001 and $192,661 during the corresponding prior period. Rent expense represents the aggregate of payments and accruals to MDFC for gross lease payments, in the amount of approximately $49,000 per month, plus 10% of deicing revenue, less the amortization of deferred profit on sale-leaseback in the amount of $5,242 per month, as follows.

                                                           2001             2000
                                                            $                $
--------------------------------------------------------------------------------

DEICING SERVICE CENTRE RENT EXPENSE
Gross lease payments                                    297,091          212,300
Revenue participation, 10% of deicing revenue            18,074            2,529
--------------------------------------------------------------------------------
                                                        315,165          214,829
Amortization of deferred profit on sale-leaseback       (31,453)         (22,168)
--------------------------------------------------------------------------------
                                                        283,712          192,661
================================================================================

INTEREST INCOME

Interest income during the six month period ended April 30, 2001 was $11,249, compared to $66,298 in 2000, as a result of the Company’s lower average cash and cash equivalent balances during the current year. The Company received interest income on its daily cash balances and from low risk term deposits.

MARKETING EXPENSES

Marketing expenses during the six month period ended April 30, 2001 were $591,633 compared to $419,997 in during the six month period ended April 30, 2000 reflecting the Company’s increased marketing efforts and focus. Marketing expenditures during the three month period ended April 30, 2001 of $292,575 were comparable to marketing expenditures during the prior three month periods ended January 31, 2001 and October 31, 2000 of $299,058 and $288,944 respectively.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses during the six month period ended April 30, 2001 of $630,631 were comparable to expenditures during the six month periods ended April 30, 2000 of $645,134. Increased expenditures on salaries during the current period were offset by the absence of consulting fees incurred during the six months ended April 30, 2000 in connection with executive search costs related to the recruitment of senior executives.

RESEARCH AND PRODUCT DEVELOPMENT COSTS

Research and product development expenses decreased during the six month period ended April 30, 2001 to $119,231 from $152,859 during the six month period ended April 30, 2000. The decrease in research and development costs in the current period is principally associated with absence of expenditures incurred in the prior year related to the engagement of a independent aviation consultant to conduct comparative test of the InfraTek(R) treatment with conventional deicing methods with respect to refreezing on aerodynamically quiet areas of aircraft wings. Research and development activities are ongoing, principally related to optional equipment that could be incorporated into the system.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization during the six month period ended April 30, 2001 decreased to $89,559 from $116,260 during the comparable period of the prior year. The decrease principally related to reduced depreciation during the current period associated with the Company owned deicing service center located at the Buffalo-Niagara International Airport and the absence of amortization of deferred charges associated with the 7% debentures issued during May 1999, which were converted to common shares by July 31, 2000. Reduced amortization of deferred charges was partially offset by charges during the current period associated with the amortization of issuance cost related to the 7.75% Series A Convertible Debentures and the 12% Unsecured Debenture issued during April 2001.

INTEREST EXPENSE

Interest expense for the six month period ended April 30, 2001 increased to $10,277 from $4,735 during the six month period ended April 30, 2000. Interest expense during the current period was associated with the 7.75% Series A Convertible Debentures and the 12% Unsecured Debenture issued during April 2001 and amortization of the related discount. Interest expense during the prior period related to interest on the 7% debentures issued during May 1999, which were converted to common shares by July 31, 2000.

INCOME TAX

At April 30, 2001, the Company has Canadian non-capital losses of approximately $1,238,000 and U.S. net operating losses of approximately $8,395,000. These losses may be carried forward to reduce taxable income in future years.

If not utilized, the Canadian losses will expire as follows:

$

2002	178,000
2003	27,000
2005	230,000
2006	196,000
2007	411,000
2008	196,000

If not utilized, the U.S. losses will expire as follows:

$

2009	2,000
2010	622,000
2011	1,123,000
2012	1,178,000
2018	1,686,000
2019	937,000
2020	1,733,000
2021	1,114,000

The potential income tax benefits relating to these accumulated losses have not been recorded in the company’s accounts.

EARNINGS PER SHARE

Following information concerns the computation of earnings per share data for the three month and six month periods ended April 30, 2001 and 2000.

	Numerator	Per Share Denominator	Earnings Per Share

Three month period ended April 30, 2001 Loss for the period	$(791,775)
Basic earnings per share, income available to common shareholders	$(791,775)	14,026,665	$(0.06)
Three month period ended April 30, 2000 Loss for the period	$(854,676)
Basic earnings per share, income available to common shareholders	$(854,676)	13,193,761	$(0.06)
Six month period ended April 30, 2001 Loss for the period	$(1,534,810)
Basic earnings per share, income available to common shareholders	$(1,534,810)	14,026,632	$(0.11)
Six month period ended April 30, 2000 Loss for the period	$(1,433,865)
Basic earnings per share, income available to common shareholders	$(1,433,865)	12,692,351	$(0.11)

At April 30, 2001 options and warrants for the purchase of 1,723,620 shares were outstanding. In addition, at April 30, 2000 the Company had 7.75% Series A Convertible Debentures outstanding that were convertible to 1,336,320 shares.

At April 30, 2000 options to purchase 1,134,551 shares were outstanding. In addition, at April 30, 2000 the Company had 7% secured convertible debentures outstanding that were convertible to 294,492 shares.

Diluted earnings per share have not been presented as the shares to be issued on the exercise of options and on conversion the of convertible debentures would have an anti-dilutive impact on earnings per share as a result of a loss being reported for the periods.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities.

On April 20, 2001, the Company completed an offering in which it sold (1) $1,152,000 of 7.75% Series A Convertible Debentures and (2) $250,000 of Unsecured Debentures and Warrants to purchase up to 116,629 of its common shares. The Series A Convertible Debentures were sold in a private offering to nineteen persons, some of who were believed to be "offshore" and not "U.S. persons" and who bought subject to "offering restrictions" pursuant to SEC Rule 902, and all of whom were "accredited investors" within the meaning of Rule 501. The Unsecured Debentures and Warrants were sold to Boeing Capital Services Corporation ("BCC"), the Company's largest shareholder and an "accredited investor". No underwriters were used in connection with the offering. Under an existing arrangement a commission was paid to the firm that originally introduced BCC to the Company in an amount equal to 3% of the $250,000 Unsecured Debentures and Warrants sold.

The Series A Debentures were offered and sold in reliance on the exemptions from registration under the Securities Act provided by Sections 4(2) and 4(6) of the Securities Act, and under Regulation S and Rule 506. The Unsecured Debentures and Warrants were sold in reliance on the exemptions from registration under the Securities Act provided by Sections 4(2) and 4(6) and under Rule 506.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matter to a Vote of Security Holders.

At the Annual and Special Meeting of Shareholders of the Company held on March 29, 2001 the following persons were elected to to serve as directors, and the following matters were approved by the votes indicated.

John M. Marsh	Votes for 8,584,470	Votes Withheld 31,375
Bruce R. Nobles	Votes for 8,579,470	Votes Withheld 36,375
Gregory G. O'Hara	Votes for 8,589,470	Votes Withheld 26,375
David A. Williams	Votes for 8,589,470	Votes Withheld 26,375
Steven D Williamson	Votes for 8,589,470	Votes Withheld 26,375

Reappointment of Ernst & Young LLP, Chartered Accountants, as auditors for the Company and authorizing the directors to fix the auditors remuneration:

Votes for 8,566,575	Votes Withheld 49,270

Resolution set forth in the proxy statement approving amendments to the Company's employee stock option plan (the "Plan") to provide that (i) the maximum number of common shares on the Company reserved for issuance under the Plan shall be 2,103,990 common shares, (ii) options granted under the Plan shall be exercisable for a maximum of five years, and (iii) option granted under the Plan shall vest to the extent of one-third on each of the first, second and third anniversaries of the date of grant; and such other amendments to the Plan as may be required by the Canadian Venture Exchange Inc.:

Votes for 4,955,462	Votes Against 133,920	Not Voted 3,526,563

Item 5. Other Information.

None.

Item 6. Exhibits and Reports.

(a)     Exhibits.     The following exhibits are filed as part of this report.

Exhibit Description

3(a)	Articles of Incorporation dated October 21, 1994; Articles of Amendment dated October 5, 1995. (1)
3(b)	Certificate of Amalgamation dated February 21, 1996; Certificate of Continuance dated February 21, 1996. (1)
3(c)	Certificate of Amendment of Articles of Amalgamation, dated May 24, 2000. (2)
3(d)	By-laws. (1)
4(a)	Trust Indenture dated as of May 28, 1999 among and between Radiant Energy Corporation, Radiant Aviation Services, Inc. and the Trust Company of Bank of Montreal respecting 7% Debentures. (1)
4(b)	Agreement dated June 30, 1999 among and between Boeing Capital Services Corporation, Charles John Chew and others (the "Shareholders Agreement"). (1)
4(c)	Agreement between Company and Montowr & Co. Acct. 504090002-David A. Williams dated April 5, 2000. (the "Registration Rights Agreement"). (*)
10(a)	Agreement dated June 30, 1999 between Company and Boeing Capital Services Corporation ("Boeing Capital Investment Agreement"). (1)
10(b)	Agreement dated June 24, 1999 between Radiant Aviation Services, Inc. and Boeing Capital Corporation ("Boeing Capital Financing Agreement"). (1)
10(c)	Agreement dated September 9, 1999 between Radiant Aviation Services, Inc. and Continental Airlines Inc. (the "Continental Agreement"). (1)
10(d)	Agreement dated May 10, 1999 between Company and Lufthansa Engineering and Operational Services GMBH (the "Lufthansa Agreement"). (1)
10(e)	Agreement between Company and C. John Chew dated October 30, 1998. (1)
10(f)	Agreement between Company and Timothy P. Seel dated November 1, 1999. (1)
10(g)	Agreement between Company and Robert D. Maier dated November 30, 1998. (1)
10(h)	Agreement between Company and Colin V.F. Digout dated February 2,1999. (1)
10(i)	Agreement between Company and Timothy P. Seel dated July 31, 1998 (the "Loan Agreement"). (1)
10(j)	Lease Agreement dated December 20, 1999 between Radiant Aviation Services, Inc. and MDFC Equipment Leasing Corporation. (1)
10(k)	Company Stock Option Plan, as amended April 3, 1998. (1)
10(l)	Patent Royalty Agreement between Messrs. Chew and Seel and the Company dated January 29, 1995. (1)
10(m)	Agreement between Company and Oakmoor Enterprises Inc. dated March 17, 1997. (3)
10(n)	Agreement dated November 2000 between Radiant Aviation Services, Inc. and The County of Kalamazoo. (the "Kalamazoo Agreement"). (4)
10(o)	Agreement between Company and Bruce Nobles dated October 26, 2000. (4)
10(p)	Form of agreement between Company and various lenders. (the "7.75% Series A Convertible Debenture Subscription Agreement"). (*)
10(q)	Agreement between Company and AS Borgaa dated April 5, 2000. (the "AS Borga Convertible Debenture Agreement"). (*)
10(r)	Agreement between Company and Boeing Capital Services Corporation dated April 20, 2000. (the "Boeing Unsecured Debenture Agreement"). (*)
10(s)	Agreement between Company and Boeing Capital Services Corporation dated April 20, 2000. (the "Boeing Warrant Certificate"). (*)

*    Filed herewith

(1)	Filed as an exhibit to the Registrant's report on Form 10-SB on February 24, 2000, and incorporated herein by reference.
(2)	Filed as an exhibit to the Registrant's quarterly report on Form 10-QSB for the period ended April 30, 2000, and incorporated herein by reference.
(3)	Filed as an exhibit to Amendment No. 3 to the Registrant's report on Form 10-SB on September 29, 2000 and incorporated herein by reference.
(4)	Filed as an exhibit to the Registrant's Report on 10-KSB on January 29, 2001 and incorporated herein by reference.
(b)	Reports on Form 8-K. On February 22, 2001 the Registrant filed a report on Form 8-K, which reported and incorporated therein by reference, a Press Release, dated February 22, 2001, issued by Radiant Energy Corporation. There were no other reports filed by the Registrant on Form 8-K during the three month period ended April 30, 2001.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADIANT ENERGY CORPORATION
Date: June 14, 2001	By:/s/ Bruce R. Nobles Bruce Nobles President Chief Executive Officer
Date: June 14, 2001	By:/s/Colin V.F. Digout Colin V.F. Digout Chief Financial Officer Secretary