Form 10QSB
period 2001-07-31
RADIANT ENERGY CORP
filed 2001-09-14
CIK 1107415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2001

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

(716) 662-0022
(Issuers telephone number)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: 14,026,665 Common Stock as of August 15, 2001.

Transitional Small Business Disclosure Format (check one): Yes [   ]     No [X]

PART I –     FINANCIAL INFORMATION

Item 1.     Financial Statements.

Radiant Energy Corporation
CONSOLIDATED CONDENSED BALANCE SHEETS

[Prepared in accordance with accounting principles generally accepted in Canada and the United States and in U.S. dollars]

As at July 31, 2001 and October 31, 2000 - Unaudited

                                                     July 31,        October 31,
                                                       2001              2000
                                                         $                 $
--------------------------------------------------------------------------------

ASSETS
Current
Cash and cash equivalents                             605,819          1,092,080
Accounts receivable                                        --              4,072
Inventory                                             950,325             95,037
Deposits and prepaid expenses                         115,407            194,022
--------------------------------------------------------------------------------
Total current assets                                1,671,551          1,385,211
--------------------------------------------------------------------------------
Deferred charges                                       64,375                 --
Patents                                               309,304            329,924
Fixed assets                                          120,618            196,763
--------------------------------------------------------------------------------
                                                    2,165,848          1,911,898
================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current
Accounts payable and accrued liabilities              560,268            435,731
Customer deposit                                    1,200,000                 --
Current portion of long-term debt                      60,900             60,900
--------------------------------------------------------------------------------
Total current liabilities                           1,821,168            496,631
--------------------------------------------------------------------------------
Deferred income taxes                                   4,402              4,402
Deferred profit                                       339,545            386,725
Long-term debt                                      1,333,738             58,351
Shareholders' equity
Share capital                                      10,511,073         10,511,014
Contributed surplus                                   134,834                 --
Accumulated other comprehensive income                  5,380              5,380
Deficit                                           (11,984,292)        (9,550,605)
--------------------------------------------------------------------------------
Total shareholders' equity                         (1,333,005)           965,789
--------------------------------------------------------------------------------
                                                    2,165,848            911,898
================================================================================

See accompanying notes

Radiant Energy Corporation
CONSOLIDATED CONDENSED STATEMENTS OF LOSS AND DEFICIT
[Prepared in accordance with accounting principles generally accepted in Canada and the United States and in U.S. dollars]

Three months ended July 31, 2001 and 2000 - Unaudited

                                                     July 31,           July 31,
                                                       2001               2000
                                                        $                  $
--------------------------------------------------------------------------------
                                                                      [Restated]
REVENUE
Sales                                                      --                 --
Cost of sales, exclusive of depreciation and
   amortization shown separately below                     --                 90
--------------------------------------------------------------------------------
Gross profit                                               --                (90)
Deicing service centre rent expense                  (132,103)          (124,289)
--------------------------------------------------------------------------------
                                                     (132,103)          (124,379)
Interest income                                         4,264             35,324
--------------------------------------------------------------------------------
                                                     (127,839)           (89,055)
--------------------------------------------------------------------------------
EXPENSES
Marketing                                             252,031            304,703
General and administrative                            395,496            326,282
Research and product development                       74,950             70,691
Depreciation                                            7,408             10,116
Amortization                                           10,321              5,796
Interest                                               30,832                475
--------------------------------------------------------------------------------
                                                      771,038            718,063
--------------------------------------------------------------------------------
Loss for period                                      (898,877)          (807,118)

Deficit, beginning of year                        (11,085,415)        (7,632,760)
--------------------------------------------------------------------------------
Deficit, end of period                            (11,984,292)        (8,439,878)
================================================================================

Loss per common share                                   (0.06)             (0.06)
================================================================================

Weighted average number of shares                  14,026,665         13,812,442
================================================================================

See accompanying notes

Radiant Energy Corporation
CONSOLIDATED CONDENSED STATEMENTS OF LOSS AND DEFICIT
[Prepared in accordance with accounting principles generally accepted in Canada and the United States and in U.S. dollars]

Nine months ended July 31, 2001 and 2000 - Unaudited

                                                      July 31,          July 31,
                                                        2001              2000
                                                          $                 $
--------------------------------------------------------------------------------
                                                                      [Restated]

REVENUE
Sales                                                 187,419          3,428,117
Cost of sales, exclusive of depreciation and
   amortization shown separately below                  8,435          2,956,379
--------------------------------------------------------------------------------
Gross profit                                          178,984            471,738
Deferred profit on sale-leasback                           --           (440,345)
Deicing service centre rent expense                  (415,815)          (316,950)
--------------------------------------------------------------------------------
                                                     (236,831)          (285,557)
Interest income                                        15,513            101,622
--------------------------------------------------------------------------------
                                                     (221,318)          (183,935)
--------------------------------------------------------------------------------

EXPENSES
Marketing                                             843,664            724,700
General and administrative                          1,026,127            971,416
Research and product development                      194,181            223,550
Depreciation                                           82,070            105,883
Amortization                                           25,218             26,289
Interest                                               41,109              5,210
--------------------------------------------------------------------------------
                                                    2,212,369          2,057,048
--------------------------------------------------------------------------------
Loss for period                                    (2,433,687)        (2,240,983)

Deficit, beginning of year                         (9,550,605)        (6,198,895)
--------------------------------------------------------------------------------
Deficit, end of period                            (11,984,292)        (8,439,878)
================================================================================

Loss per common share                                   (0.17)             (0.17)
================================================================================

Weighted average number of shares                  14,026,643         13,068,440
================================================================================

See accompanying notes

Radiant Energy Corporation
CONSOLIDATED CONDENSED
STATEMENTS OF CASH FLOWS

[Prepared in accordance with accounting principles generally accepted in Canada and the United States and in U.S. dollars]

Three months ended July 31, 2001 and 2000 - Unaudited

                                                     July 31,           July 31,
                                                       2001               2000
                                                        $                  $
--------------------------------------------------------------------------------
                                                                      [Restated]

OPERATING ACTIVITIES
Loss for the period                                  (898,877)          (807,118)
Add (deduct) item not affecting cash
   Depreciation and amortization                       17,729             15,912
   Amortization of debenture discount                   3,669                 --
   Other non-cash items                                    --             19,450
   Gain on disposal of capital assets                      --               (947)
--------------------------------------------------------------------------------
                                                     (877,479)          (772,703)

Net change in non-cash working capital items relating to
   operating activities
   Accounts receivable                                112,099             34,173
   Inventory                                         (104,028)                --
   Deposits and prepaid expenses                      (46,944)           (32,675)
   Accounts payable and accrued liabilities          (496,254)          (153,172)
   Customer deposits                                1,200,000                 --
--------------------------------------------------------------------------------
Cash used in operating activities                    (212,606)          (924,377)
--------------------------------------------------------------------------------

INVESTING ACTIVITY
Purchase of fixed assets                                 (892)            (7,833)
--------------------------------------------------------------------------------

FINANCING ACTIVITIES
Issuance (repayment) of long-term debt                  2,735            (14,270)
Decrease in deferred profit on sale-leaseback         (15,727)           (15,726)
Issuance of common shares                                  --            141,433
--------------------------------------------------------------------------------
Cash provided by (used in) financing activities       (18,462)           111,437
--------------------------------------------------------------------------------

Effect of exchange rate changes on cash
    and cash equivalents                                  118             (1,018)
--------------------------------------------------------------------------------

Net decrease in cash and cash equivalents            (231,772)          (821,791)
Cash and cash equivalents, beginning of period        837,591          2,856,402
--------------------------------------------------------------------------------
Cash and cash equivalents, end of period              605,819          2,034,611
================================================================================

NON-CASH FINANCING ACTIVITY
Conversion of debentures                                   --            273,165
Conversion of deferred financing charges                   --             22,928
--------------------------------------------------------------------------------
Issuance of common shares                                  --            250,237
================================================================================

Supplementary information
Cash interest paid                                     11,824              1,513
Cash taxes paid                                            87              9,697

See accompanying notes

Radiant Energy Corporation
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

[Prepared in accordance with accounting principles generally accepted in Canada and the United States and in U.S. dollars]

Nine months ended July 31, 2001 and 2000 - Unaudited

                                                     July 31,           July 31,
                                                       2001               2000
                                                         $                  $
--------------------------------------------------------------------------------
                                                                      [Restated]

OPERATING ACTIVITIES
Loss for the period                                (2,433,687)        (2,240,983)
Add (deduct) item not affecting cash
   Depreciation and amortization                      107,288            132,172
   Amortization of debenture discount                   4,891                 --
   Stock based compensation                            61,478                 --
   Other non-cash items                                    --             19,450
   Gain on disposal of capital asstes                      --               (947)
--------------------------------------------------------------------------------
                                                   (2,260,030)        (2,090,308)

Net change in non-cash working capital items relating to
   operating activities
   Accounts receivable                                  4,072             (1,003)
   Inventory                                         (855,288)                --
   Deposits and prepaid expenses                       78,531          1,146,229
   Accounts payable and accrued liabilities           124,523           (317,090)
   Customer deposits                                1,200,000                 --
--------------------------------------------------------------------------------
Cash used in operating activities                  (1,708,192)        (1,262,172)
--------------------------------------------------------------------------------

INVESTING ACTIVITY
Purchase of fixed assets                               (5,925)           (35,867)
--------------------------------------------------------------------------------

FINANCING ACTIVITIES
Issuance (repayment) of long-term debt              1,270,496            (73,450)
Issuance of warrants                                   73,356                 --
Increase in deferred charges                          (68,973)                --
Increase (decrease) in deferred profit on             (47,180)           402,451
    sale-leaseback
Issuance of common shares                                  59          1,023,435
--------------------------------------------------------------------------------
Cash provided by financing activities               1,227,758          1,352,436
--------------------------------------------------------------------------------

Effect of exchange rate changes on cash
     and cash equivalents                                  98             (1,018)
--------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents (486,261)            53,379
Cash and cash equivalents, beginning of year        1,092,080          1,981,232
--------------------------------------------------------------------------------
Cash and cash equivalents, end of period              605,819          2,034,611
================================================================================

NON-CASH FINANCING ACTIVITY
Conversion of debentures                                   --            744,510
Conversion of deferred financing charges                   --             62,357
--------------------------------------------------------------------------------
Issuance of common shares                                  --            682,153
================================================================================

Supplementary information
Cash interest paid                                     12,871             28,602
Cash taxes paid                                         2,174              9,797

See accompanying notes

Radiant Energy Corporation
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

[Prepared in accordance with accounting principles generally accepted in Canada and the United States and in U.S. dollars]

Nine months ended July 31, 2001 - Unaudited

                                                                    Accumulated other
                                 Common     Contributed Comprehensive comprehensive Retained
                                  stock       surplus      income        income     earnings         Total
                                    $            $            $             $           $               $
----------------------------------------------------------------------------------------------------------

Balance, October 31, 1999      8,721,039           --           --         5,380   (6,198,895)   2,527,524
----------------------------------------------------------------------------------------------------------

Net loss                              --           --   (3,351,710)           --   (3,351,710)  (3,351,710)
                                                        -----------
Comprehensive income                  --           --   (3,351,710)           --           --           --
                                                        ===========
Proceeds on issuance of shares 1,789,975           --           --            --           --    1,789,975
----------------------------------------------------------------------------------------------------------
Balance, October 31, 2000     10,511,014           --           --         5,380   (9,550,605)     965,789
----------------------------------------------------------------------------------------------------------

Net loss                              --           --   (2,433,687)           --   (2,433,687)  (2,433,687)
                                                        ----------
Comprehensive income                  --           --   (2,433,687)           --           --           --
                                                        ==========
Proceeds on issuance of shares        59           --           --            --           --           59
Stock based compensation              --       61,478           --            --           --       61,478
Issuance of warrants                  --       73,356           --            --           --       73,356
----------------------------------------------------------------------------------------------------------
Balance, July 31, 2001        10,511,073      134,484           --         5,380  (11,085,415)  (1,333,005)
==========================================================================================================

See accompanying notes

Radiant Energy Corporation
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
[Prepared in accordance with accounting principles generally accepted in Canada and the United States and in U.S. dollars]

As at July 31, 2001 and 2000 - Unaudited

ACCOUNTING POLICIES

The accompanying unaudited consolidated condensed financial statements of Radiant Energy Corporation (the “Company”) have been prepared by the Company in accordance with accounting principles generally accepted in the United States on a basis consistent with those followed in the most recent audited consolidated annual financial statements and generally accepted accounting principles for interim financial information and with the instructions to SEC Form 10-QSB. Accordingly, these unaudited consolidated condensed financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and therefore should be read in conjunction with the audited consolidated annual financial statements and notes included in the Company’s annual report and SEC Form 10-KSB for the year ended October 31, 2000. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the results for the interim period ended July 31, 2001 have been included. Operating results for the three month and nine month periods ended July 31, 2001 are not necessarily indicative of the results that may be expected for the full year. All capitalized terms used in these notes to unaudited consolidated condensed financial statements that are not defined herein have the meanings given to them in such audited consolidated annual financial statements and notes thereto.

The unaudited consolidated condensed financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. The Company has incurred significant losses and negative cash flow from operations in each of the last two years and during the nine month period ended July 31, 2001 and has an accumulated deficit of $11,984,292 at July 31, 2001 and $9,550,605 at October 31, 2000. The Company’s ability to continue as a going concern is in substantial doubt and is dependent upon achieving a profitable level of operations and obtaining additional financing. Management of the Company has undertaken steps as part of a plan to raise additional capital. To improve operations, management intends to continue to focus sales and marketing on specific markets and customers. There can be no assurance the Company can attain profitable operations in the future. These unaudited consolidated condensed financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and, therefore, be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying unaudited consolidated condensed financial statements.

ELIMINATION OF INTERCOMPANY BALANCES

All material inter-company balances and transactions have been eliminated.

LONG TERM DEBT

                                                     2001               2000
                                                       $                  $
--------------------------------------------------------------------------------
7.75% unsecured Series A convertible debentures,
   due April 5, 2006                                1,152,000                 --
12% unsecured debenture, due April 5, 2006            250,000                 --
12% unsecured debenture discount                      (68,465)                --
Other - unsecured                                      50,000            100,000
Vehicle loan repayable in monthly                      11,103             19,251
   blended payments of principal and interest of
   $943 bearing interest at 2.9% to July 31, 2002
--------------------------------------------------------------------------------
                                                    1,394,638            119,251
Less current portion                                   60,900             60,900
--------------------------------------------------------------------------------
                                                    1,333,738             58,351
================================================================================

7.75% Series A convertible debentures, due April 5, 2006

The 7.75% unsecured Series A convertible debentures are convertible into common shares in minimum denominations of $1,000 at a basic conversion price of $0.86 to April 5, 2003, $1.24 from April 6, 2003 to April 5, 2004, $1.41 from April 6, 2004 to April 5, 2005 and $1.72 from April 6, 2005 to April 5, 2006.

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

MATERIAL CONTRACTS

Newark Facility

On December 20, 1999, the Company sold its Newark Facility to a wholly-owned subsidiary of Boeing Capital Corporation, MDFC Equipment Leasing Corporation, for a profit of $440,345. Contemporaneously with the sale, the Company leased the facility for a period of seven years at a monthly rental of approximately $49,100 plus 10% of monthly deicing revenue. The profit has been deferred in the accounts and is being amortized to income over the term of the lease.

Kalamazoo Facility

On July 31, 2001, the Company entered into an agreement to sell its Kalamazoo facility to a wholly-owned subsidiary of Boeing Capital Corporation, MDFC Equipment Leasing Corporation. Contemporaneously with the sale, the Company leased the facility for a period of ten years at a monthly rental of approximately $16,500. The Company anticipates that construction of the facility will be completed by November 30, 2001, at which time the sale will be recorded. Proceeds received under the agreement, in the amount of $1,200,000, are included in customer deposit as at July 31, 2001. Aggregate costs incurred, for materials and design costs associated with Kalamazoo Facility, in the amount of approximately $758,700, as at July 31, 2001, are included in inventory.

COMPARATIVE AMOUNTS

The comparative amounts presented for the three months and nine months ended July 31, 2000 on the Consolidated Condensed Statements of Loss and Deficit and the Consolidated Condensed Statements of Cash Flows have been restated to be consistent with the audited consolidated annual financial statements for the year ended October 31, 2000.

The impact of the restatement for the three months ended July 31, 2000 was to decrease cost of sales, exclusive of depreciation and amortization, by $2,170 and to reduce deicing service centre rent expense by $15,726. In addition, the loss for the period was reduced by $17,896 and loss per share was unchanged.

The impact of the restatement for the nine months ended July 31, 2000 was to increase cost of sales, exclusive of depreciation and amortization, by $29,280, to record deferred profit on sale-leaseback in the amount of $440,345 and to reduce deicing service centre rent expense by $37,894. In addition, the loss for the period and the deficit were increased by $431,731 and loss per share was increased by $0.03.

SHARE CAPITAL

Authorized
Unlimited number of common shares

Issued and outstanding                                Number           Stated
                                                    of shares          Capital
                                                         #                $
--------------------------------------------------------------------------------

Outstanding at October 31, 1999                      12,027,934        8,721,039
--------------------------------------------------------------------------------
Issued upon conversion of 7% debentures                 951,932          682,153
   - net of costs
Issued upon conversion of stock options                 494,625          586,425
Issued upon conversion of stock options                  44,450           55,927
   granted to financial advisors
Issued upon conversion of stock options                 507,659          465,470
   granted to Boeing Capital Services Corporation
--------------------------------------------------------------------------------
Outstanding at October 31, 2000                      14,026,600       10,511,014
--------------------------------------------------------------------------------
Issued upon conversion of stock options                      65               59
--------------------------------------------------------------------------------
Outstanding at July 31, 2001                         14,026,665       10,511,073
================================================================================

SUBSEQUENT EVENTS

On August 13, 2001 the Company secured short-term debt financing, in the amount of $425,000, with three directors of the company (or parties related to the directors). The loan is repayable on demand after December 31, 2001 and bears interest at the rate of 3% above the prime rate for commercial Canadian loans established from time to time by a Canadian chartered bank. Interest will accrue and be payable in full upon repayment of the loan. The Company issued to the lenders 90,589 non-transferable warrants exercisable at a price of Canadian $1.44 per common share at any time prior to August 12, 2003.

In addition, on August 15, 2001 the Company secured short-term debt financing, in the amount of $296,670, with a supplier to the company, in connection with equipment purchased. The loan is secured by the equipment purchased, is repayable on demand after October 31, 2001 and bears interest at the rate of 3% above the prime rate for commercial Canadian loans established from time to time by a Canadian chartered bank. Interest will accrue and be payable in full upon repayment of the loan. The company issued to the lender 63,236 non-transferable warrants exercisable at a price of Canadian $1.44 per common share at any time prior to August 14, 2003.

Item 2.     Managements Discussion and Analysis or Plan of Operation.

FORWARD LOOKING STATEMENTS.

This Management’s Discussion and Analysis of Financial Condition or Plan of Operation contains forward-looking statements. For this purpose, any statements that are not statements relating to historical facts may be considered forward-looking statements. Without limiting the foregoing, the words “believes”, “anticipates”, “plans”, “expects”, and similar expressions are intended to identify forward-looking statements. In addition, forward looking statements include, but are not limited to, statements regarding future financing needs, future revenues, future profitability and factors affecting future liquidity. A number of important factors could cause the Company’s actual results to differ materially from those indicated in the forward-looking statements in this discussion. Reference is made to the information under the heading “Risk Factors and Investment Considerations” under “Item 1. Description of Business” contained in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on January 29, 2001, which information is incorporated herein by reference. The forward-looking statements contained in this discussion represent the Company’s judgment based on information currently available to it.

The following discussions and analysis presents a review of the consolidated operating results and financial condition of Radiant Energy Corporation (the “Company”) and its subsidiary Radiant Aviation Services, Inc. (“RAS”) for the three month and nine month periods ended July 31, 2001 and 2000. Reference is made to the Consolidated Financial Statements for the years ended October 31, 2000 and 1999 contained in Item 7 of the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on January 29, 2001, which information is incorporated herein by reference. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

DISCUSSION OF FINANCIAL CONDITION AND CHANGES DURING THE THREE MONTH AND NINE MONTH PERIODS ENDED JULY 31, 2001

All dollar amounts referred to in the following discussion are based on the July 31, 2001 Canadian dollar exchange rate of $1.5325 per U.S. dollar where applicable.

LIQUIDITY, CAPITAL RESOURCES AND CAPITAL REQUIREMENTS

Financial Condition

During the nine month period ended July 31, 2001, the Company’s working capital decreased by $1,038,197, from $888,580 as at October 31, 2000 to a deficiency of $149,617. Unrestricted cash and cash equivalents decreased from $1,092,080 at October 31, 2000 to $497,164 at July 31, 2001, primarily as a result of continuing operating losses, which were partially offset by changes in non-cash working capital items and financing activities.

Significant changes in components of the Company’s working capital during the nine month period ended July 31, 2001 included the increase in inventory, the increase in customer deposit and the decrease of cash and cash equivalents. During the nine month period ended July 31, 2001, inventory increased by $855,288 primarily related to the purchase of the structure and certain components and other expenditures to be installed in and associated with the proposed InfraTek Systems to be constructed at the Kalamazoo Battle Creek International Airport, in Kalamazoo, Michigan and at the Gardermoen Airport, in Oslo, Norway.

Customer deposit increased to $1,200,000 as at July 31, 2001 from nil at October 31, 2000. On July 31, 2001, the Company entered into an agreement to sell its Kalamazoo facility to a wholly-owned subsidiary of Boeing Capital Corporation, BCC Equipment Leasing Corporation. Contemporaneously with the sale, the Company leased the facility for a period of ten years at a monthly rental of approximately $16,500. The Company anticipates that construction of the facility will be completed by November 30, 2001, at which time the sale will be recorded. Customer deposit at July 31, 2001 includes $1,200,000 of proceeds received under the agreement. Inventory includes aggregate costs incurred for materials and design costs associated with Kalamazoo facility, in the amount of approximately $758,700.

As at July 31, 2001, the Company had cash and cash equivalents of $605,819, of which approximately $108,655 is restricted under the terms of the debentures issued during the three-month period ended April 30, 2001. Unrestricted cash and cash equivalents decreased $594,916 during the nine-month period ended July 31, 2001 to $497,164, primarily as a result of continuing operating losses, which were partially offset by changes in non-cash working capital items and financing activities. Cash used in operating activities was $212,606 during the three-month period and $1,708,192 during the nine-month period ended July 31, 2001.

As a result of the deficiency in short term liquidity and capital resources, the Company has not been able to make timely payments to certain of its trade and other creditors. As at July 31, 2001, the Company had past due accounts payable in the amount of approximately $175,000.

In addition, principally in connection with planned installation of an InfraTek deicing service center at the Gardermoen Airport, in Oslo, Norway, the Company has entered into commitments totaling approximately $1,095,000 to purchase the structure, certain components and services associated with the installation.

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

Capital Requirements

The following table sets forth Management’s estimate of the Company’s capital requirements and the amount of additional financing required to fund cash used in operations, its continuing operations, working capital, capital expenditures associated with the completion of currently planned deicing services center installations at Kalamazoo, Cleveland and Oslo and rental requirements for the next twelve-month period. The Company anticipates that its aggregate capital requirements during the next twelve-month period ended July 31, 2002 will be approximately $13,366,000. Non-discretionary expenditures, estimated in the amount of approximately $1,537,000, include the anticipated payment of commissions and other expenditures, the payment of which is dependent on the realization of future sales and the continuation of marketing and other activities at generally the same levels as currently performed by the Company. If necessary, planned non-discretionary expenditures may be curtailed dependent on the results of planned financing activities, deicing service center installations, market feedback and other factors. The following table, which should be read:

Anticipated additional capital requirements
during the twelve month period ended July 31, 2002                           $
--------------------------------------------------------------------------------

Rental payments, associated with the Newark and
   Kalamazoo deicing service centers                                     787,000
Existing debenture interest                                              109,000
Planned Series B Debenture interest                                      748,000
--------------------------------------------------------------------------------
Total debt servicing and rental requirements                           1,644,000
--------------------------------------------------------------------------------

Non-discretionary selling, general and administrative expenditures
   Salaries and benefits                                               1,255,000
   Marketing                                                             333,000
   Administration                                                        844,000
   Research and product development                                      252,000
--------------------------------------------------------------------------------
Total non-discretionary selling, general and
   administrative expenditures                                         2,684,000
--------------------------------------------------------------------------------

Discretionary selling, general and administrative expenditures
   Marketing                                                             984,000
   Administration                                                        544,000
   Research and product development                                        9,000
--------------------------------------------------------------------------------
Total discretionary selling, general and
   administrative expenditures                                         1,537,000
--------------------------------------------------------------------------------

Total capital expenditures to complete proposed
   deicing service center installations                                7,501,000
--------------------------------------------------------------------------------

Total capital requirements                                            13,366,000
================================================================================

Series B Debenture

The Company filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission on September 14, 2001. The Registration Statement describes the Company’s intention to issue Rights to its shareholders to purchase up to $9,351,000 in Series B 8% Redeemable Convertible Debentures. The information in the Registration Statement under the captions "Prospectus Summary" and "Risk Factors" is incorporated herein by reference.

Assuming the completion of Right offering and full exercise of the Rights for cash, the gross proceeds of this Rights Offering will be $9,351,100 before deducting soliciting dealer fees and expenses of the offering, estimated at $1,100,000, and the estimated net proceeds will be $8,251,100. The Company expects to use the net proceeds of this Rights offering (a) to establish an escrow to satisfy first year interest payments on the Series B Debentures; (b) to repay draws made under an interim credit facility; (c) to fund capital expenditures to complete deicing service center installation at Kalamazoo Battle Creek International Airport; and (d) to fund cash used in operations, continuing operations, discretionary and non-discretionary selling, general and administrative expenditures, working capital and rental requirements for a period of approximately fifeteen months, during the period November 1, 2001 to December 31, 2002. The following table sets forth management’s estimate of intended application of the net proceeds of this Rights offering.

Application of the net proceeds of this Rights Offering                     $
--------------------------------------------------------------------------------

Escrow of Series B Debenture interest                                    748,100
Repayment of the interim credit facility                                 425,000
Capital expenditures to complete the deicing service center
   installation at Kalamazoo                                             806,000
Battle Creek International Airport
To fund cash used in operations, continuing operations,                6,272,000
   discretionary and non-discretionary selling, general
   and administrative expenditures, working capital and
   rental requirements
--------------------------------------------------------------------------------
Estimated net proceeds of the Rights Offering                          8,251,100
================================================================================

In addition, the proceeds of this Rights offering will be available to serve as an interim bridge, if necessary, to fund capital expenditures to complete deicing service center installations at Cleveland Hopkins International Airport, Gardermoen Airport in Oslo, Norway, or other installations, prior to the closing of a sale-leaseback, direct sale or other long-term financings associated with those installations. There is no assurance that anticipated levels of revenues and expenses will prove to be accurate.

If all of the holders of Series A Debentures exercise the in-kind exchange provision of their Rights, the cash proceeds will be reduced by $1,152,000 and the outstanding balance of the Series A Debentures will be reduced by that amount.

Capital Resources

Private Sales of Securities

On April 25, 2001 the Company completed a non-brokered private placement of $1,152,000 of 7.75% Series A Convertible Debentures. In addition, the Company issued a $250,000 12.0% Unsecured Debenture to Boeing Capital Services Corporation.

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

In a related transaction, Boeing Capital Services Corporation subscribed for a $250,000 Unsecured Debenture. The Unsecured Debenture matures April 5, 2006 and bears interest at an annual rate of 12%, of which 7.75% per annum is payable semi-annually with the remainder payable on maturity. Boeing Capital also received 116,629 detachable warrants. Each warrant entitles Boeing Capital to acquire one common share of the Company at any time on or before April 20, 2003 at an exercise price of $0.86 per share. The exercise of the warrants is restricted if, after giving effect of such exercise, Boeing Capital will own greater than 19.94% of the issued and outstanding common stock. The total exercise value of the warrants represents 40% of the value of the 12% Unsecured Debenture.

Interim Short-term Debt Financing

During August 2001, the Company secured short-term debt financing totaling $721,670 with four lenders, including three directors of the Company (or parties related to the directors) and one supplier to the Company, IR Energy Inc. Net proceeds of the financing will be used primarily to fund ongoing operations and to fund installation costs associated with the recently announced deicing facilities in Oslo, Norway and Cleveland, Ohio.

The Company received $425,000 of the short-term debt financing in the form of a short-term credit facility against which draws will be received in cash to finance ongoing operations, installation costs and capital requirements prior to the closing of the Rights offering. The loans bear interest at the rate of 3% above the Canadian Imperial Bank of Commerce’s prime rate for commercial Canadian loans. Interest will accrue and be payable in full upon repayment of the loans. The Company also issued to the lenders 90,589 non-transferrable warrants exercisable at a price of $1.44 Canadian per common share at any time prior to August 12, 2003.

The Company received the balance of the short-term debt financing, in the amount of $296,670, in connection with equipment purchased for installation in the deicing service center being installed in Norway. This portion of the short-term debt, which is secured by the equipment purchased, provides for repayment on the earlier of December 31, 2001, the receipt of financing associated with the Oslo project, or closing of any subsequent financing by the Company. The loan is repayable on demand after October 31, 2001 and bears interest at the rate of 3% above the Canadian Imperial Bank of Commerce’s prime rate for commercial Canadian loans. Interest will accrue and be payable in full upon repayment of the loan. The Company also issued to the lender 63,236 non-transferrable warrants exercisable at a price of $1.44 Canadian per common share at any time prior to August 14, 2003.

The Company anticipates that draws under the $425,000 short-term credit facility will be used by the Company to bridge short-term minimum cash requirements to approximately September 30, 2001. Draws under the short-term credit facility will be used by the Company principally in order to meet reasonably foreseeable minimum working capital expenditures, capital expenditures, rental requirements and operating.

Proceeds on Sale-leaseback of Kalamazoo Facility

On July 31, 2001, the Company received $1,200,000 of proceeds in a sale and lease-back financing with BCC Equipment Leasing Corporation, an affiliate of Boeing Capital Corporation, of an InfraTek Deicing System to be installed at Kalamazoo Battle Creek International Airport, Kalamazoo, Michigan. The agreement calls for monthly installments to be paid by Radiant over a period of ten years. The Company had previously announced approval for the installation and the beginning of construction, which is expected to be complete in time for the 2001/2002 winter season.

Cash Balances as at September 10, 2001

As at September 10, 2001 the Company has unrestricted cash on hand of approximately $39,900 and restricted cash on hand of approximately $109,000. In addition, as at September 10, 2001 $300,000 of the $425,000 short-term debt facility remains available to the Company, following aggregate draws of $125,000 under the credit facility to September 10, 2001. Management expect current unrestricted cash on hand and availability under the credit facility will be sufficient to meet reasonably foreseeable working capital expenditures, capital expenditures, rental requirements and operating requirements until approximately September 30, 2001. The Company's estimates of anticipated levels of revenues and expenses may not prove to be accurate.

Restricted Cash Balances

Interest payments due on October 4, 2001 on the Series A Convertible Debentures and the Unsecured Debenture, totaling approximately $54,300, will be satisfied from the Company’s restricted cash balances which are for this purpose.

Other Sources

The Company will need to obtain additional financing prior to October 31, 2001, the anticipated closing of the Rights offering, in order to meet additional discretionary and non-discretionary selling, general and administrative requirements, working capital and deicing service center installation costs associated with installations at Kalamazoo, Cleveland and Oslo as planned. The amount of additional interim financing required during the period to October 31, 2001 is dependent on the actual levels of revenues and expenses during the period. The Company expects that if it is unable to secure additional financing during the period to October 31, 2001, the planned deicing service center installations may be delayed and that there will be a material, negative impact on its operations.

The Company is currently evaluating possible financing alternatives and is in discussions with a number of potential investors seeking to secure both the additional interim financing required and long term-financing necessary for planned deicing service center installations. In addition, the Company is currently in negotiations with a third party Norwegian company related to the sale-leaseback of the Oslo facility. It is anticipated that if the Company is successful in concluding these negotiations prior to October 31, 2001 that the terms of this agreement may provide necessary interim financing.

Additional interim financing and long-term financing necessary for planned deicing service center installations may not be available or may not be available on acceptable terms. Any financing obtained by the Company is likely to involve sales of common stock or other instruments that are exchangeable or convertible into common stock, resulting in substantial dilution to shareholders. If the Company is successful in obtaining additional financing in an amount less than the amount sought, and if anticipated levels of sales and expenses do not prove to be accurate, the Company may be required to modify the planned development of the business or secure further additional financing. Additional short term financing may not be available or may not be available on acceptable terms, in which case the Company may be required to curtail operations in order to continue operations on a limited basis.

RESULTS OF OPERATIONS

During the nine month period ended July 31, 2001, the Company continued to develop its business. The InfraTek System 2000 installed at the Newark International Airport realized significantly increased usage. On December 20, 1999, the system was turned over to the operator, Continental Airlines, Inc. (“Continental”) to commence training and to start the process of system integration into their de-icing operations. By the end of January 2000, having treated over 20 aircraft, the training and integration phase was substantially completed. Integrated operations began on February 3, 2000. By April 30, 2000, Continental had treated over 60 aircraft at the facility. Between November 14, 2000 and March 26, 2001 an additional 445 treatments were completed.

REVENUE

For the nine month periods ended July 31, 2001 and 2000 revenues, operating expenses and costs of sales related to revenues were as follows:

                                                     Deicing
                                                     Service
                                      System         Centre       Maintenance
                                      Sales        Operations       Services     2001
                                        $               $               $          $
---------------------------------------------------------------------------------------
REVENUE
Sales                                   -             180,741         6,678     187,419
Cost of sales, exclusive of
    depreciation and amortization       -                -            8,435       8,435
---------------------------------------------------------------------------------------
Gross profit                            -             180,741        (1,757)    178,984
Deicing service center rent expense     -            (415,815)          -      (415,815)
---------------------------------------------------------------------------------------
                                        -            (235,074)       (1,757)   (236,831)
=======================================================================================

During the nine months ended July 31, 2001 the Company generated revenue of $187,419, principally related to commercial deicing services at the Newark facility. Revenue during the corresponding period of the prior year was $3,428,117 principally related to the sale of the Newark facility to a wholly-owned subsidiary of Boeing Capital Corporation, MDFC Equipment Leasing Corporation (“MDFC”). Contemporaneously with the sale, the Company leased the facility for a period of seven years at a monthly rental of approximately $49,100 plus 10% of monthly deicing revenue. The profit has been deferred in the accounts and is being amortized to income over the term of the lease.

On July 31, 2001, the Company entered into an agreement to sell its Kalamazoo facility to a wholly-owned subsidiary of Boeing Capital Corporation, MDFC Equipment Leasing Corporation. Contemporaneously with the sale, the Company leased the facility for a period of seven years at a monthly rental of approximately $16,500. The Company anticipates that construction of the facility will be completed by November 30, 2001, at which time the sale will be recorded, and any resulting gain or loss will be deferred and amortized to income over the term of the lease. Proceeds received under the agreement, in the amount of $1,200,000, are included in customer deposit as at July 31, 2001.

                                                              Deicing
                                                              Service
                                               System          Centre       Maintenance
                                                Sales        Operations       Services         2000
Nine month period ended July 31, 2000             $               $               $              $
------------------------------------------------------------------------------------------------------
                                                                                           [Restated -
                                                                                            see below]
REVENUE
Sales                                            3,383,700          25,217      19,200       3,428,117
------------------------------------------------------------------------------------------------------
Cost of sales, exclusive of
    depreciation and amortization
        Installation cost                        2,943,355               -           -       2,943,355
        Other operating expenses                         -          11,790       1,234          13,024
------------------------------------------------------------------------------------------------------
Gross profit                                       440,345          13,427      17,966         471,938
Deferred profit on sale lease-back                (440,345)              -           -        (440,345)
Deicing service center rent expense                      -        (316,950)          -        (316,950)
------------------------------------------------------------------------------------------------------
                                                         -        (303,523)     17,966        (285,557)
======================================================================================================

Restatement

The comparative amounts presented for the nine months ended July 31, 2000 were restated to be consistent with the audited consolidated annual financial statements for the year ended October 31, 2000. The impact of the restatement for the nine months ended July 31, 2000 was to increase cost of sales, exclusive of depreciation and amortization, by $29,280, to record deferred profit on sale lease-back in the amount of $440,345 and to reduce deicing service center expense by $37,894.

DEFERRED PROFIT ON SALE-LEASEBACK

Deferred profit on sale lease-back during the nine month period ended July 31, 2001 was nil. Deferred profit on sale lease-back associated with the sale of the System installed at the Newark International Airport during the nine month period ended July 31, 2000 was $440,345.

DEICING SERVICE CENTER RENT EXPENSE

Deicing service center rent expense, principally associated with the system installed at the Newark International Airport, was $415,815 during the nine month period ended July 31, 2001 and $316,950 during the corresponding prior period. Rent expense represents the aggregate of payments and accruals to MDFC for gross lease payments, revenue participation in deicing revenues generated, less the amortization of deferred profit on sale and lease-back.

                                                         2001             2000
                                                           $                $
--------------------------------------------------------------------------------
DEICING SERVICE CENTER RENT EXPENSE
Gross lease payments                                    444,921          352,315
Revenue participation                                    18,074            2,529
--------------------------------------------------------------------------------
                                                        462,995          354,844
Amortization of deferred profit on sale-leaseback       (47,180)         (37,894)
--------------------------------------------------------------------------------
                                                        415,815          316,950
================================================================================

INTEREST INCOME

Interest income during the nine month period ended July 31, 2001 was $15,513, compared to $101,622 in 2000, as a result of the Company’s lower average cash and cash equivalent balances during the current year. The Company received interest income on its daily cash balances and from low risk term deposits.

MARKETING EXPENSES

Marketing expenses during the nine month period ended July 31, 2001 were $843,664 compared to $724,700 in during the nine month period ended July 31, 2000 reflecting the Company’s increased marketing efforts and focus. Marketing expenditures decreased on a sequential basis to $252,031 during the three month period ended July 31, 2001, from $292,575 during the preceding three month period ended April 30, 2001.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses during the nine month period ended July 31, 2001 of $1,026,127 were comparable to expenditures during the nine month period ended July 31, 2000 of $971,416. Increased expenditures on salaries during the current period were offset by the absence of consulting fees incurred during the nine months ended July 31, 2000 in connection with executive search costs related to the recruitment of senior executives.

RESEARCH AND PRODUCT DEVELOPMENT COSTS

Research and product development expenses of decreased during the nine month period ended July 31, 2001 to $194,181 from $223,050 during the comparable nine month period of the prior fiscal year. The decrease in research and development costs in the current period is principally associated with absence of expenditures incurred in the prior year related to the engagement of a independent aviation consultant to conduct comparative test of the InfraTek(R) treatment with conventional deicing methods with respect to refreezing on aerodynamically quiet areas of aircraft wings.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization during the nine month period ended July 31, 2001 decreased to $107,288 from $132,172 during the comparable period of the prior year. The decrease principally related to reduced depreciation during the current period associated with the Company owned deicing service center located at the Buffalo-Niagara International Airport. The absence of amortization of deferred charges associated with the 7% debentures issued during May 1999, which were converted to common shares by July 31, 2000, was offset by charges during the current period associated with the amortization of issuance cost related to the 7.75% Series A Convertible Debentures and the 12% Unsecured Debenture issued during April 2001.

INTEREST EXPENSE

Interest expense for the nine month period ended July 31, 2001 increased to $41,109 from $5,210 during the nine month period ended July 31, 2000. Interest expense during the current period was associated with the 7.75% Series A Convertible Debentures and the 12% Unsecured Debenture issued during April 2001 and amortization of the related discount. Interest expense during the prior period related to interest on the 7% debentures issued during May 1999, which were converted to common shares by July 31, 2000.

INCOME TAX

At July 31, 2001, the Company has Canadian non-capital losses of approximately $1,293,000 and U.S. net operating losses of approximately $9,121,000. These losses may be carried forward to reduce taxable income in future years.

If not utilized, the Canadian losses will expire as follows:

                                                                           $
--------------------------------------------------------------------------------
2002                                                                     178,000
2003                                                                      27,000
2005                                                                     230,000
2006                                                                     196,000
2007                                                                     411,000
2008                                                                     251,000

If not utilized, the U.S. losses will expire as follows:

                                                                           $
--------------------------------------------------------------------------------
2009                                                                       2,000
2010                                                                     622,000
2011                                                                   1,123,000
2012                                                                   1,178,000
2018                                                                   1,686,000
2019                                                                     937,000
2020                                                                   1,733,000
2021                                                                   1,840,000

The potential income tax benefits relating to these accumulated losses have not been recorded in the company’s accounts.

EARNINGS PER SHARE

Following information concerns the computation of earnings per share data for the three month and nine month periods ended July 31, 2001 and 2000.

                                                              Net Earnings      Per Share      Earnings
                                                                Numerator      Denominator     Per Share
----------------------------------------------------------- --------------- ----------------- -------------
Three month period ended July 31, 2001
Loss for the period                                             $(898,877)

Basic earnings per share, income available to common            $(898,877)        14,026,665       $(0.06)
shareholders

Three month period ended July 31, 2000
Loss for the period                                             $(807,118)

Basic earnings per share, income available to common            $(807,118)        13,812,442       $(0.06)
shareholders

Nine month period ended July 31, 2001
Loss for the period                                           $(2,433,687)

Basic earnings per share, income available to common          $(2,433,687)        14,026,643       $(0.17)
shareholders

Nine month period ended July, 2000
Loss for the period                                           $(2,240,983)

Basic earnings per share, income available to common          $(2,240,983)        13,068,440       $(0.17)
shareholders

At July 31, 2001 options and warrants for the purchase of 1,743,620 shares were outstanding. In addition, at July 31, 2001 the Company had 7.75% Series A Convertible Debentures outstanding that were convertible to 1,336,320 shares. At July 31, 2000 options to purchase 976,261 shares were outstanding.

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

None.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Submission of Matter to a Vote of Security Holders.

None.

Item 5.   Other Information.

None.

Item 6.   Exhibits and Reports.

(a)   Exhibits.     The following exhibits are filed as part of this report.

Exhibit  Description

3(a)  Articles of Incorporation dated October 21, 1994; Articles of Amendment
      dated October 5, 1995.                                                        (1)
3(b)  Certificate of Amalgamation dated February 21, 1996; Certificate of
      Continuance dated February 21, 1996.                                          (1)
3(c)  Certificate of Amendment of Articles of Amalgamation, dated May 24, 2000.     (2)
3(d)  By-laws.                                                                      (1)
4(a)  Trust Indenture dated as of May 28, 1999 among and between Radiant Energy
      Corporation, Radiant Aviation Services, Inc. and the Trust Company of Bank
      of Montreal respecting 7% Debentures.                                         (1)
4(b)  Agreement dated June 30, 1999 among and between Boeing Capital Services
      Corporation, Charles John Chew and others (the "Shareholders  Agreement").    (1)
4(c)  Agreement between Company and Montowr & Co. Acct.  504090002-David  A.
      Williams dated April 5, 2000. (the "Registration Rights Agreement")           (5)
4(d)  Form of Trust Indenture, dated October __, 2001, respecting Series B 8%
      Redeemable Convertible Debentures, between Radiant Energy Corporation and
      the Trust Company of Bank of Montreal.                                        (6)
4(e)  Form of Series B 8% Redeemable Convertible Debenture.                         (6)
10(a) Agreement dated June 30, 1999 between Company and Boeing Capital Services
      Corporation ("Boeing Capital Investment Agreement").                          (1)
10(b) Agreement dated June 24, 1999 between Radiant Aviation Services, Inc. and
      Boeing Capital Corporation ("Boeing Capital Financing Agreement").            (1)
10(c) Agreement dated September 9, 1999 between Radiant Aviation Services, Inc.
      and Continental Airlines Inc. (the "Continental Agreement").                  (1)
10(d) Agreement dated May 10, 1999 between Company and Lufthansa Engineering and
      Operational Services GMBH (the "Lufthansa Agreement").                        (1)
10(e) Agreement between Company and C. John Chew dated October 30, 1998.            (1)
10(f) Agreement between Company and Timothy P. Seel dated November 1, 1999.         (1)
10(g) Agreement between Company and Robert D. Maier dated November 30, 1998.        (1)
10(h) Agreement between Company and Colin V.F. Digout dated February 2,1999.        (1)
10(i) Agreement between Company and Timothy P. Seel dated July 31, 1998 (the
      "Loan Agreement").                                                            (1)
10(j) Lease Agreement dated December 20, 1999 between Radiant Aviation  Services,
      Inc. and MDFC Equipment Leasing Corporation.                                  (1)
10(k) Company Stock Option Plan, as amended April 3, 1998.                          (1)
10(l) Patent Royalty Agreement between Messrs. Chew and Seel and the Company
      dated January 29, 1995                                                        (1)
10(m) Agreement between Company and Oakmoor Enterprises Inc. dated March 17, 1997.  (3)
10(n) Agreement dated November 2000 between Radiant Aviation  Services,  Inc. and
      The County of Kalamazoo (the "Kalamazoo Agreement").                          (4)
10(o) Agreement between Company and Bruce Nobles dated October 26, 2000.            (4)
10(p) Form of agreement between Company and various lenders (the "7.75% Series A
      Convertible Debenture Subscription Agreement").                               (5)
10(q) Agreement between Company and AS Borgaa dated April 5, 2000 (the "AS Borga
      Convertible Debenture Agreement").                                            (5)
10(r) Agreement between Company and Boeing Capital Services Corporation dated
      April 20, 2000 (the "Boeing Unsecured Debenture Agreement").                  (5)
10(s) Agreement between Company and Boeing Capital Services Corporation dated
      April 20, 2000 (the "Boeing Warrant Certificate").                            (5)
10(t) Credit Agreement, dated August 13, 2001, between the Company and Roxborough
      Holdings, Limited, Hara Enterprises Limited, and John M. Marsh.               (6)
10(u) Forms of Promissory Notes, dated August 13, 2001, by the Company to Roxborough
      Holdings, Limited, Hara Enterprises Limited, and John M. Marsh.               (6)
10(v) Forms of Warrants, dated August 13, 2001, issued by the Company to Roxborough
      Holdings, Limited, Hara Enterprises Limited, and John M. Marsh.               (6)
10(w) Forms of loan  documentation,  dated August 15,  2001,  between the Company and IR  Energy,  Inc.,  including  Credit  Agreement,  Security  Agreement,
      Promissory Note, and Warrant.                                                 (6)
21    Subsidiaries of the Registrant.                                               (6)

--------------

(1) Filed as an exhibit to the Registrant's report on Form 10-SB on February 23,
    2000, and incorporated herein by reference.
(2) Filed as an exhibit to the Registrant's quarterly report on Form 10-QSB for the period ended April 30, 2000, and incorporated herein by reference.
(3) Filed as an exhibit to Amendment No. 2 to the Registrant's report on Form 10-SB on September 11, 2000 and incorporated herein by reference.
(4) Filed as an exhibit to the Registrant's Report on 10-KSB on January 29, 2001,
    and incorporated herein by reference.
(5) Filed as an exhibit to the Registrant's Report on 10-QSB on June 14, 2001,
    and incorporated herein by reference.
(6) Filed as an exhibit to the Registrant's Report on SB-2 on September 14, 2001,
    and incorporated herein by reference.

(b) Reports on Form 8-K. The Registrant did not file any reports on Form 8-K during the three month period ended July 31, 2001.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADIANT ENERGY CORPORATION
Date: September 14, 2001	By: /s/ Bruce R. Nobles Bruce R. Nobles President Chief Executive Officer
Date: September 14, 2001	By: /s/ Colin V.F. Digout Colin V.F. Digout Chief Financial Officer Secretary